Form 10-K
period 1995-12-31
DBSI PACIFIC INCOME & GROWTH FUND II
filed 1996-04-02
CIK 851065

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-K


     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1995

                                OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________

                Commission file number  33-28988

DBSI PACIFIC INCOME & GROWTH FUND - II A Real Estate Limited Partnership

     State of Organization:  Idaho           Employer ID #:  82-0428903

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706

                Telephone number:  (208) 322-5858

   Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
                N/A                            N/A

   Securities registered pursuant to section 12(g) of the Act:

                  Limited Partnership Interests


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                        CROSS REFERENCE TO
               DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                             Part of Form 10-K

Form S-11, Post Effective                         Part I, Item 1
Amendment #9, File No. 33-28988,
Pgs. 26-29, 54-56, 61-64, 118-140

Form S-11, Post Effective                         Part I, Item 2
Amendment #9, File No. 33-28988,
Pgs. 148a(1) - 148a(16)

Form S-11, Post Effective                         Part III, Items 10 (c)
Amendment #9, File No. 33-28988,                  and (e)
Pgs. 26-29.

Form S-11, Post Effective                         Part IV, Items 14 (3)
Amendment #9, File No. 33-28988,                  and (4)
Pgs. 118-140.

                              PART I

Item  1.  Business.

          The registrant is a Partnership which was formed for the express purpose of investing in income-producing multi-family residential real properties in the Northwestern United States. The Partnership filed a Form S-11 registration statement which was declared effective by the SEC on January 10, 1990. The primary objectives of the Partnership are to: (1) preserve and protect the limited partners' capital; (2) provide cash distributions to limited partners and (3) obtain long-term appreciation through increases in the value of the Partnership's real estate assets.

          The general partners of the registrant are DBSI Housing Inc., an Idaho corporation (incorporated in February 19 80) and DBSI Realty Partners, an Idaho general partnership (formed in May 1989). The registrant is a limited partnership which was formed as of May 17, 1989 under the Idaho Uniform Limited Partnership Act and will continue until December 31, 2039, unless sooner dissolved, in accordance with the Partnership Agreement. See documents incorporated by reference and attached hereto. (Form S-11, Post Effective Amendment #9, File No. 33-28988, Pgs. 26-29, 54-56, 61-64,
          118-140).

Item  2.  Properties.

          See documents incorporated by reference. (Form S-11, Post Effective Amendment #9, File No. 33-28988, Pgs. 148a(1) - 148a(16).

Item  3.  Legal Proceedings.

          There were no material pending legal proceedings against the registrant during 1995.

Item  4.  Submission of Matters to a Vote of Security Holders.

          During 1995 there were no votes of security holders, through solicitation of proxies or otherwise.

                             PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

          There is no established public trading market for the Limited Partnership Interests of the registrant.

          As of December 31, 1991 the registrant had received the proceeds from subscriptions for 9,262 interests. The offering period ended on December 31, 1991.

          Distributions to Limited Partners during the years ended December 31, 1995, 1994 and 1993 totaled $480,435, $682,938, and $682,968.


Item  6.  Selected Financial Data.

                                   Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,      Dec. 31,
                                     1991           1992            1993          1994          1995
                                   ________       _______        ________       ________      ________
Total and other rental income     $ 1,755,618    $ 2,376,910    $ 2,377,701    $ 2,373,954   $ 2,349,549
Total interest income             $    43,072    $    66,348    $    27,244    $    14,764   $     3,272
Net income (loss)                 $   (13,426)   $    33,882    $    (7,691)   $  (190,713)  $  (215,148)

Cash and cash equivalents         $ 2,083,209    $ 1,470,760    $   192,207    $   294,265   $    41,572
Rental property                   $14,393,783    $14,450,373    $14,495,644    $14,893,542   $14,996,503
Total assets                      $16,395,236    $15,390,996    $13,784,641    $13,628,017   $12,928,418

Long term debt                    $ 8,750,853    $ 8,702,599    $ 7,766,202    $ 8,506,409   $ 8,435,881
Syndication costs                 $ 1,576,090    $ 1,576,090    $ 1,576,464    $ 1,576,464   $ 1,576,464
Partners' capital (deficit)       $ 7,188,456    $ 6,529,730    $ 5,812,999    $ 4,887,928   $ 4,192,345

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership generated funds primarily from the operation of rental properties and to a lesser extent from interest on savings and certificates of deposit.

Funds are used for rental property operating expenses, distributions to partners, debt service, fixed asset replacements, capital improvements, management and professional fees. In 1994 the partnership took out an $800,000 loan secured by Dakota Station Apartments to finance six additional units at Weatherstone Apartments and other additions to assets. Through the fourth quarter of 1995 the Partnership received an advance of $120,500 from an affiliate of the General Partner to fund cash flow short term needs.

In December 1993, the clubhouse at Weatherstone Apartments was severely damaged in an arson related fire. Repair work was completed and a certificate of occupancy issued on October 14, 1994. The first six-unit building at Weatherstone Apartments finished on December 6, 1994 cost approximately $367,000.

The general partners believe that the Partnership has the liquidity and capital resources to meet all of its known obligations and commitments.

The cash and cash equivalents position of the Partnership at December 31, 1995 represented approximately $41,600 available for Partnership operations. Approximately $41,000 is in bank accounts reserved for tax, insurance and replacements. There were no external sources of liquidity and there are no outstanding capital commitments. The average rate of interest earned on cash deposits was 4%.

Cash Flow and Operations

For the years ended December 31, 1995, 1994 and 1993, the projects generated $247,645, $358,429, and $537,895 of cash from operating activities per the Statements of Cash Flows. The following adjustments should be made to the current year amount in order to arrive at an amount which can be compared to the first year pro forma funds from operations as found in the supplements to the prospectus. First, mortgage debt service payments should be reduced to the anticipated level of mortgage loans as shown on the pro forma statements. Second, transitory changes in noncash operating assets and liabilities following the acquisition of properties should be adjusted to increase or decrease cash flow to the actual funds which are being generated from operations on an ongoing basis. Cash flow should also be reduced for principal payments and for normal operational fixed asset purchases.

During 1995, cash flows from operating activities were decreased by approximately $51,000 of transitory changes in current assets and liabilities on these properties. Mortgage interest payments of approximately $80,600 for Sorrento View and $65,000 for Dakota Station were made for the year. Additionally, principal payments of approximately $71,000 were made during the year with Sorrento View and Dakota Station paying approximately $26,000 of the principal amount. The properties also purchased fixed asset replacements of approximately $65,000 with $38,000 used to make the final payment on the six-unit building at Weatherstone Apartments. After the above adjustments the properties' combined funds from operations for 1995 were approximately 49% of the first year pro forma amount. Weatherstone achieved approximately -61% of the pro forma level of funds from operations. Talisman, Sorrento View and Dakota Station generated approximately 19%, 92% and 85% respectively of their pro forma level of funds from operations during 1995.

Total revenue from operations for the years 1993 through 1995 have decreased approximately 5%, with 1995 ($2,352,821) showing a decrease from 1994 ($2,388,718) and 1993 ($2,404,945). Dakota Station's rental income increased
4% over 1995 and 1994, 6% between 1994 and 1993, and increased 5% from 1993 to 1992. Cash flow from operations for Dakota Station was stable when adjusted for the debt service of $65,011 for 1995 and $44,510 for 1994. Sorrento View's cash flow improved as rent receipts increased by 3% over 1994, 5% over 1993, and 4% over 1992. Additionally, interest expense was also reduced by 31% between 1994 and 1993 by the loan principal reduction for Sorrento View made on May 11, 1993. Talisman Apartments cash flow decreased during 1994 and 1993. In 1995 Talisman's cash flow was constant as maintenance and repair expenses were down 25% from 1994 and property tax and insurance expenses were also down 25% from 1994. Weatherstone Apartments rental income decreased 6% in 1995 from 1994 and 5% in 1994 over 1993. This decrease was most recently due to the fluctuation of the local economy and the temporary marketing conditions created by the clubhouse being unavailable for use during reconstruction. Operating expenses for Weatherstone stabilized from 1995 to 1994, with a 14% increase from 1994 to 1993 and a 5% increase between 1993 and 1992. Therefore net income decreased over the same period because of proportionately higher increases in expenses than in rental income.

Because of the reduced 1995 cash flow, the Partnership borrowed $120,500 from an affiliate of the General Partner to provide funds for short term operating cash flow needs of the Seattle area projects and anticipates reducing quarterly distributions until cash flow in the Seattle area returns to the levels of prior periods. The Partnership distributed $480,435 in 1995, including
$247,645 from current operations and $232,790 from excess cash reserves. In 1994 the partnership distributed $734,358, including $358,429 from current year operations and $375,929 from excess cash reserves. The partnership distributed $708,666 in 1993 with $537,895 from current and prior year operations and $170,771 from excess cash reserves. Per $1,000 investment
(on the basis of a $1,000 investment made at the inception of the escrow and offering) distributions have been made in the following amounts: escrow period
- - $58; November 1990 through November 1994 - $18 per quarter; August 1995 through October 1995 - $7.50. Partnership net loss, after depreciation, for 1995, 1994 and 1993 were $215,148, $190,713, and $7,691, respectively;
therefore, cash distributions in excess of cumulative net income to date have been a return of capital.

Item 8. The following documents are filed on the pages listed below, as part of Part II, Item 8, of this Report.

                             Document                                      Page

   1.   Financial Statements and Accountants' Report:

            Independent Auditors' Report                                    F-1

        Financial Statements:
            Balance Sheets as of December 31, 1995 and December 31, 1994    F-2

            Statements of Operations for the years ended December 31, 1995,
            December 31, 1994 and December 31, 1993                         F-3

            Statements of Partners' Capital for the years ended December 31,
            1995, December 31, 1994 and December 31, 1993                   F-3

            Statements of Cash Flows for the years ended December 31,
            1995, December 31, 1994 and December 31, 1993                   F-4

   2.   Notes to the Financial Statements (Notes 1-7)              F-5 thru F-9


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

          (a)  Identification of directors.

               There has been no change in the general partners of the Registrant.

               The following individuals are not directors of the registrant but are directors or partners of the general partners of the registrant. Consequently the following information concerning their roles as directors or partners in those other entities is being submitted.

               DBSI Housing Inc.:
                    Director - Douglas L. Swenson      Age - 47
                    Term of office - February 1980 to present
                    Other positions - President of DBSI Housing Inc. Founded DBSI in 1979.

                    Director - John D. Foster     Age - 55
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Operations Time with firm - 1989 to present

                    Director - Charles E. Hassard      Age - 48
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Finance Time with firm - 1984 to present

                    Director - John Mayeron       Age - 41
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Marketing Time with firm - 1990 to present

                    Director - Farrell Bennett    Age - 57
                    Term of office - March 1992 to present
                    Other positions - Vice President, Marketing
                    Time with firm - 1984 to present

                    Director - Walt Mott          Age - 46
                    Term of office - March 1992 to present
                    Other positions - Vice President, Asset Management Time with firm - 1991 to present

               DBSI Realty Partners:
                    Partner - Douglas L. Swenson
                    Age - see above
                    Term of office - May 1989 to present
                    Time with firm - May 1989 to present

          (b)  Identification of executive officers.

               The registrant has two general partners that direct and control the operations of the Partnership. The officers of those two general partners perform functions and tasks for the registrant similar to those of executives. Those individuals are Douglas
               L. Swenson, John D. Foster, and Charles E. Hassard and the ages and other information concerning them are included in Item 10(a) above.

          (c)  Identification of certain significant employees

               The current principal officers of the Company and the business experience of each in the last five years are as follows:

               Douglas L. Swenson, age 47, is President of the Company and also the founder and current President of the other DBSI companies. Prior to founding the DBSI group of companies, he practiced for three and one-half years as a Certified Public Accountant in Boise, Idaho, with Touche Ross & Co., an international accounting firm, specializing in taxation. In this capacity, he had extensive experience in the analysis of real estate investments including their syndication into limited partnerships. Prior to joining Touche Ross & Co., he was a practicing Certified Public Accountant with Peat, Marwick, Mitchell and Co. in Houston, Texas, beginning in 1972. Mr. Swenson is a Certified Public Accountant, a real estate licensee, and a direct placement securities principal in various states and with the National Association of Securities Dealers. He holds a Master of Accountancy degree from Brigham Young University.

               John D. Foster, age 55, is Executive Vice President, Operations of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1989, he was managing partnerships and third-party properties for Paul B. Larsen & Associates in Boise, Idaho. He spent seven years with Boise Cascade Corporation as Manager of the Timberland Resources Planning, responsible for optimizing the financial return on a six-million acre timberland base. He has management experience with other Fortune 500 companies and while on active duty with the Navy was responsible for management of all buildings, piers, and grounds of the U.S. Naval Station, San Diego, California. He holds a Bachelor of Science degree from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa.

               Charles E. Hassard, age 48, is Executive Vice President, Finance of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1984, he was a Certified Public Accountant for seven years with Touche Ross & Co. in San Francisco, California, and Boise, Idaho, specializing in taxation. In his position, he had extensive experience in analyzing real estate investments and syndications. Mr. Hassard is a Certified Public Accountant licensed in California and Idaho. He holds a Master of Accountancy degree from Brigham Young University.

               John Mayeron, age 41, is Executive Vice President, Marketing of the Company and DBSI Housing Inc. With over ten years of experience in the securities industry, his most recent position was with Kavanaugh Securities before joining DBSI in 1990. Mr. Mayeron holds a Bachelor's degree from the University of Oregon in Marketing, International Business and Political Science. He is a member of Phi Beta Kappa and Beta Gamma Sigma.

               Farrell J. Bennett, age 57, is Vice President, Marketing of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1984, he was owner-broker of American Realty Corporation in Boise, Idaho, since 1967. In that position, he analyzed and marketed numerous residential and commercial properties. Mr. Bennett holds the CRB designation, is a licensed real estate broker and a licensed direct placement securities representative. His formal education was at the University of Utah.

               Walt Mott, age 46, is Vice President, Asset Management of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1991, he was with Boise Cascade Corporation for 14 years where he served as Manager of Timberland Resources Planning. In this capacity, Mr. Mott was responsible for the financial analysis of nearly $400,000,000 in timberlands. He has a background in land sales and acquisitions, as well as experience in finance and accounting. He holds an A.A.S. degree in Computer Science from County College of Morris, a Bachelor's degree from the University of Idaho, a Master's degree emphasizing finance and price theory from the University of Idaho, and a Bachelor's degree in accounting from Boise State University.

          (d)  Family relationships.

               There are no family relationships between any director, executive officer or person so nominated.

          (e)  Business experience.

               (1) Background. The business experience of the directors and partners of the general partners and other significant employees are discussed in the aforementioned Form S-11 Post-Effective Amendment #9 (File No. 33-28988) on pages 26-29 which are incorporated herein by reference.

          (f)  Involvement in certain legal proceedings.

               There are no events listed in Regulation Section 229.401(f) that would be material to an evaluation of the ability or integrity of the people listed above.

          (g)  Promoters and control persons.

               There are no items to report in Regulation Section 229.401(g)

Item 11.  Executive Compensation.

               There was no cash, bonus or deferred compensation paid to any executive officers by the registrant during the fiscal year of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

               This item is not applicable to the registrant during the fiscal year of this report.

Item 13.  Certain Relationships and Related Transactions.

               See footnote 4 to the financial statements, December 31, 1995 (page F-7).


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               There have been no reports on form 8-K which wer filed in the last quarter of the period covered by this report.

               The following documents are filed as part of this report:

               Exhibits required by Item 601:
                                                                       Page of
                                                                      Form 10-K

          (1)  Financial Statements:

                    Independent Auditors' Report                          F-1

                    Balance Sheets as of December 31, 1995
                    and December 31, 1994                                 F-2

                    Statements of Operations for the years ended
                    December 31, 1995, December 31, 1994, and
                    December 31, 1993                                     F-3

                    Statements of Partners' Capital for the years
                    ended December 31, 1995, December 31, 1994, and
                    December 31, 1993                                     F-3

                    Statements of Cash Flows for the years ended
                    December 31, 1995, December 31, 1994, and
                    December 31, 1993                                     F-4

                    Notes to the Financial Statements              F-5 thru F-9

          (2)  Schedules:

               All schedules are omitted because they are not required or because the required information is included in the financial statements or notes thereto.

          (3)  Articles of Incorporation and by-laws (Partnership
               Agreement) - pages 118-140 of the aforementioned Form S-11 Post-Effective Amendment #9 (File No. 33-28988) which is incorporated herein by reference.

          (4) Instruments defining the rights of security holders, including indentures - pages 118-140 of the aforementioned Form S-11 Post-Effective Amendment #9 (File No. 33-28988) which is incorporated herein by reference.

          (9)  Voting trust agreement                                      N/A

          (10) Material contracts                                          N/A

          (11) Statement re computation of per share earnings              N/A

          (12) Statements re computation of ratios                         N/A

          (13) Annual report to security holders.  Form 10-Q
               or quarterly report to security holders                     N/A

          (16) Letter re change in certifying accountant                   N/A

          (18) Letter re change in accounting principles                   N/A

          (19) Previously unfiled documents                                N/A

          (21) Subsidiaries of the registrant                              N/A

          (22) Published report regarding matter submitted to
               vote of security holders                                    N/A

          (23) Consents of experts and counsel                             N/A

          (24) Power of attorney                                           N/A

          (28) Information from reports furnished to state
               insurance regulatory authorities                            N/A

          (99) Additional exhibits                                         None

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership


by  ___________________                       Date__________
Charles E. Hassard, Executive Vice President, Finance of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


by ____________________                       Date__________
Douglas L. Swenson, President and
a Member of the Board of Directors
of DBSI Housing Inc., general partner
of DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership


by ____________________                       Date__________
Charles E. Hassard, Executive Vice President, Finance and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership


by ____________________                       Date__________
John D. Foster, Executive Vice President, Operations and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership


by ____________________                       Date__________
Farrell J. Bennett, Vice President, Marketing and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership

     Douglas L. Swenson, John D. Foster, Charles E. Hassard and Farrell J. Bennett constitute a majority in interest of the Board of Directors of DBSI Housing Inc. who is a general partner of the registrant.

INDEPENDENT AUDITORS' REPORT

To the Partners of
  DBSI/Pacific Income and Growth Fund-II
  A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of DBSI/Pacific Income and Growth Fund-II A Real Estate Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DBSI/Pacific Income and Growth Fund-II A Real Estate Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Boise, Idaho
March 18, 1996

                                     DBSI PACIFIC INCOME & GROWTH FUND - II
                                       A REAL ESTATE LIMITED PARTNERSHIP
                                         (an Idaho limited partnership)

                                                 BALANCE SHEETS


                ASSETS                                           December 31, 1995     December 31, 1994
                                                                 _________________     _________________

Rental property (Note 2):
        Land                                                         $1,527,400           $1,527,400
        Buildings and improvements                                   12,461,311           12,410,992
        Furniture and fixtures                                        1,007,792              955,150
                                                                  ________________     _________________
                                                                     14,996,503           14,893,542
        Less accumulated depreciation                                (2,372,813)          (1,888,551)
                                                                  ________________     _________________
                                                                     12,623,690            13,004,991
Cash and cash equivalents                                                41,572               294,265
Accounts receivable                                                       7,229                 9,864
Prepaid expenses                                                         12,166                19,566
Reserves                                                                 41,010                79,067
Tenant security deposits                                                 84,015                76,970
Intangible costs (net) (Note 5)                                         118,736               143,294
                                                                   _______________     _________________
Total assets                                                        $12,928,418           $13,628,017


                LIABILITIES AND CAPITAL

Accounts payable                                                        $43,624               $78,479
Interest payable                                                         75,466                67,712
Property taxes payable                                                   10,052                 8,407
Security deposits payable                                                50,550                79,082
Notes payable affiliate (Note 4)                                        120,500
Mortgages payable (Note 3)                                            8,435,881             8,506,409
                                                                     _____________        ______________
Total liabilities                                                     8,736,073             8,740,089
                                                                     _____________        ______________
Partners' capital (Note 6)                                            4,192,345             4,887,928
                                                                    ______________        ______________
Total liabilities and capital                                       $12,928,418           $13,628,017


                   The Accompanying Notes are an Integral Part of these Financial Statements

                                          DBSI PACIFIC INCOME & GROWTH FUND - II
                                             A REAL ESTATE LIMITED PARTNERSHIP
                                               (an Idaho limited partnership)

                                                 STATEMENTS OF OPERATIONS


                                                 Year Ended            Year Ended           Year Ended
                REVENUES                      December 31, 1995     December 31, 1994    December 31, 1993
                                              _________________     _________________    _________________
Tenant rent                                         $2,244,280          $2,289,103          $2,279,512
Interest income                                          3,272              14,764              27,244
Other income                                           105,269              84,851              98,189
                                                   ____________        ____________        ____________
                                                     2,352,821           2,388,718           2,404,945




                EXPENSES

Interest                                               811,968             807,051             791,619
Depreciation                                           484,263             476,947             462,360
Property tax and insurance                             223,938             254,219             267,188
Maintenance and repairs                                281,936             316,597             262,130
Utilities                                              279,899             267,328             253,606
Administrative                                         198,457             172,016             125,537
Management fees (Note 4)                               104,058             106,234              89,124
On-site manager (Note 4)                               153,922             142,281             127,030
Amortization                                            29,528              36,758              34,042
                                                    ___________         ___________         ___________
                                                     2,567,969           2,579,431           2,412,636
                                                    ___________         ___________         ___________
Net loss                                             ($215,148)          ($190,713)            ($7,691)


                                                     STATEMENTS OF PARTNERS' CAPITAL


                                                 Year Ended             Year Ended          Year Ended
                                              December 31, 1995     December 31, 1994    December 31, 1993
                                              _________________     _________________    _________________
Beginning capital                                   $4,887,928          $5,812,999          $6,529,730
Syndication costs                                                                                 (374)
Distributions                                         (480,435)           (734,358)           (708,666)
Net loss                                              (215,148)           (190,713)             (7,691)
                                                   ____________        ____________        ____________
Ending capital                                      $4,192,345          $4,887,928          $5,812,999

                    The Accompanying Notes are an Integral Part of these Financial Statements


                                             DBSI PACIFIC INCOME & GROWTH FUND - II
                                               A REAL ESTATE LIMITED PARTNERSHIP
                                                 (an Idaho limited partnership)

                                                  STATEMENTS OF CASH FLOWS


                CASH FLOWS FROM                     Year Ended          Year Ended             Year Ended
                OPERATING ACTIVITIES            December 31, 1995   December 31, 1994      December 31,
1993
                                                _________________   _________________      _________________
Net loss                                             ($215,148)          ($190,713)            ($7,691)
Adjustments to reconcile net loss to net
cash provided by operating activities:

        Depreciation and amortization                  513,791             513,705             496,402
        Changes in operating
        assets and liabilities:
                Accounts receivable                      2,635              (2,880)             (6,984)
                Prepaid expenses                         7,400              (6,139)             11,104
                Tenant security deposits                (7,045)             16,216              (1,709)
                Accounts payable                       (34,855)             13,689              49,402
                Interest payable                         7,754              17,222              (9,251)
                Property taxes payable                   1,645              (8,592)              4,281
                Security deposits payable              (28,532)              5,921               2,341
                                                      _________           _________           _________
Net cash provided by operating activities              247,645             358,429             537,895

                CASH FLOWS FROM
                INVESTING ACTIVITIES

Rental property purchases                             (102,961)           (397,898)            (45,271)
Decrease (increase) in reserves                         38,057             124,316             (70,972)
                                                      _________           _________           _________
Net cash used in investing activities                  (64,904)           (273,582)           (116,243)


                CASH FLOWS FROM
                FINANCING ACTIVITIES

Increase in syndication costs                                                                     (374)
Decrease (increase) in intangible costs                 (4,971)             11,362             (54,768)
Advances from affiliate                                120,500
Proceeds from financing                                                    800,000
Principal payments on loans                            (70,528)            (59,793)           (936,397)
Distributions to partners                             (480,435)           (734,358)           (708,666)
                                                     ___________          _________         ____________
Net cash provided by (used in)
financing activities                                  (435,434)             17,211          (1,700,205)
                                                     ___________          __________        ____________
Net increase (decrease) in
cash and cash equivalents                             (252,693)            102,058          (1,278,553)
Cash and cash equivalents at
beginning of period                                    294,265             192,207           1,470,760
                                                     __________           __________         ____________
Cash and cash equivalents at end of period             $41,572            $294,265            $192,207

                The Accompanying Notes are an Integral Part of these Financial Statements


                      DBSI PACIFIC INCOME & GROWTH FUND - II
                        A REAL ESTATE LIMITED PARTNERSHIP
                          (an Idaho limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994, and 1993


NOTE 1.   SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
          POLICIES

Partnership Organization.

DBSI Pacific Income & Growth Fund - II A Real Estate Limited Partnership, was formed on May 17, 1989 with general partners DBSI Housing Inc., an Idaho corporation, and DBSI Realty Partners, an Idaho general partnership. The Partnership was in the development stage through January 9, 1990 and in the offering stage through December 31, 1991. The business purpose of the Partnership is to acquire and operate leveraged multi-family housing projects in the Western United States. The partnership agreement provides that the Partnership will be dissolved no later than December 31, 2039, unless sooner terminated as provided in the agreement.

The Partnership acquired three properties during 1990: Weatherstone Apartments, an existing 138-unit project located in Silverdale, (Kitsap County) Washington; Sorrento View Apartments, an existing 80-unit project, and Dakota Station Apartments, an existing 40-unit project, both located in the Beaverton/Tigard (Portland), Oregon metropolitan area. In October 1991 the Partnership purchased a fourth property, Talisman Apartments, an existing 96-unit project located in Olympia, Washington.

Operating profits and losses exclusive of losses from the sale or disposition of Partnership properties, and cash distributions, are allocated 98% to limited partners and 2% to general partners. After the limited partners have received distributions equal to a 7% annual return on their capital contributions the general partners receive additional distributions equal to 5% of total distributions. Proceeds from sale or refinancing are to be distributed, generally, 100% to the limited partners until they have received cumulative distributions equal to their capital contributions, then 85% to the limited partners and 15% to the general partners. However, the limited partners must receive cumulative distributions from operations and sale or refinancing proceeds equal to their capital contributions plus a 10% per annum return thereon before the general partners receive any sale or refinancing proceeds.

Significant Accounting Policies.

The balance sheets include only those assets, liabilities, and partners' capital which relate to the business of the Partnership and do not include any assets, liabilities, revenues or expenses attributable to the partners' activities. No partners receive salaries from the Partnership for services.
No provision has been made for federal and state income taxes since these taxes are the personal responsibility of the partners.

Rental property is recorded at cost. Depreciation is computed for all assets over their estimated useful lives as follows: buildings and structural improvements, 15 to 32 years; furniture and fixtures, 5 to 12 years. Expenditures for maintenance and repairs are charged to operating expenses as incurred. Mortgage loan fees are amortized over the estimated life of the mortgage notes.

Cash and cash equivalents include cash in banks (except for security deposits and reserve bank accounts). Reserves consist of bank deposits for repairs and replacements, property taxes, insurance, and Partnership reserves.


The estimated fair value of cash and cash equivalents, accounts payable and long-term debt approximates their carrying amounts.

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires management to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement will be effective for the Partnership's fiscal year end December 31, 1996. The Partnership's existing accounting policies are such that this pronouncement is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 2.   RENTAL PROPERTY

The following schedules detail the activity in rental property assets and accumulated depreciation.
                                            Beginning                  Ending
       Rental Property                      Balance      Additions     Balance
       ________________________________________________________________________


       Land                                 $ 1,527,400             $ 1,527,400
       Buildings and improvements            12,071,378   $339,614   12,410,992
       Furniture and fixtures                   896,866     58,284      955,150
                                            ___________________________________
       Total year ended December 31, 1994   $14,495,644   $397,898  $14,893,542



       Land                                 $ 1,527,400             $ 1,527,400
       Buildings and improvements            12,410,992    $50,319   12,461,311
       Furniture and fixtures                   955,150     52,642    1,007,792
                                            ___________________________________

       Total year ended December 31, 1995   $14,893,542   $102,961  $14,996,503




                                            Beginning                  Ending
       Accumulated Depreciation             Balance      Additions     Balance
       ________________________________________________________________________

       Buildings and improvements           $1,152,701    $383,080   $1,535,781
       Furniture and fixtures                  258,904      93,866      352,770
                                            ___________________________________

       Total year ended December 31, 1994   $1,411,605    $476,946   $1,888,551


       Buildings and improvements           $1,535,781    $386,123   $1,921,904
       Furniture and fixtures                  352,770      98,139      450,909
                                            ___________________________________

       Total year ended December 31, 1995   $1,888,551    $484,262   $2,372,813

NOTE 3. MORTGAGES PAYABLE

A mortgage payable of $3,875,000 to Pacific First Federal Savings Bank was used in the purchase of Weatherstone Apartments in March, 1990. The balance of $3,779,455 as of December31, 1995 and $3,800,401 as of December 31, 1994 bears interest at 9.875% and requires monthly payments of $32,942 through April 1, 2000 when the remaining balance of approximately $3,660,621 is due.

In October, 1991, the Partnership purchased Talisman Apartments by executing a mortgage loan in the amount of $3,000,000. The mortgage note in the current amount of $2,918,151 and a balance of $2,941,330 as of December 31, 1994 is held by the State of Washington, State Investment Board, and requires payments of $26,050 monthly with interest charged at 9.875%. The entire balance of the loan is due in ten years (November, 2001) when the approximate balance will be $2,722,795. The loan may not be prepaid during the first five years of the loan period. During the second five years of the loan period it may be prepaid subject to the greater of a yield maintenance prepayment penalty or a minimum
2% prepayment penalty.

A first deed of trust loan of approximately $998,000 to Canada Life Assurance Company was renegotiated for Sorrento Apartments after a reduction of $886,000 to the principal was made from operating capital on May 11, 1993. The loan requires monthly payments of $7,996 with interest charged at 8.375%, current amount due as of December 31, 1995 is $955,200 with a balance of $970,449 as of December 31, 1994. The loan is due on June 1, 1998 and it is anticipated that the remaining balance will be refinanced. A prepayment penalty is required if the note is paid more than 30 days before its due date.

An 8.25% $800,000 loan from Canada Life Assurance Co. secured by the Dakota Station Apartments was obtained on April 28, 1994 to finance six to eighteen additional units at Weatherstone Apartments. The loan is for five years with a 25 year amortization. The loan requires monthly payments of $6,308 and has a current amount due of $783,075 as of December 31, 1995 and a balance of $794,229 as of December 31, 1994.


The following schedule details principal payments on outstanding mortgages as of December 31, 1995:

Project          1996      1997       1998      1999        2000      Thereafter       Total
______________________________________________________________________________________________



Weatherstone   $23,111   $25,500   $ 28,135   $ 31,042   $3,671,667                $3,779,455
Talisman        25,575    28,218     31,134     34,352       37,593   $2,761,279    2,918,151
Sorrento        16,576    18,019    920,605                                           955,200
Dakota          11,517    12,504     13,575    745,479                                783,075
               _______________________________________________________________________________
               $76,779   $84,241   $993,449   $810,873   $3,709,250   $2,761,279   $8,435,881


Interest paid on all debts for cash flow purposes during 1995, 1994, and 1993 was $809,570, $788,218, and $800,870.


NOTE 4. RELATED PARTY TRANSACTIONS

The Partnership borrowed $120,500 through fourth quarter of 1995 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (10% as of December 31, 1995). The loan proceeds provided funds for short term operating cash flow needs of the Seattle area projects and to enable the Partnership to maintain the first quarter 1995 distribution rate following the lower operating cash flow from these properties. The General Partner anticipates the loan will be repaid over approximately a twelve month period.

As described in the partnership agreement, affiliates of the general partner receive compensation and fees in connection with the management of the Projects. Such fees totaled $104,058 for 1995, $106,234 for 1994, and $89,124 for 1993 and were paid to affiliates of general partner DBSI Housing Inc. DBSI Housing Inc. was reimbursed for $153,922, $142,281, and $127,030 of payroll
costs for on-site managers in 1995, 1994, and 1993.   The following amounts due
to related parties were included in Accounts Payable at December 31:

Related Party               Description              1995     1994     1993
____________________________________________________________________________
DBSI Realty Corp.,          Management Fees                           $1,790
   (affiliate of DBSI       Admin./Office Supplies  $1,547    $111
   Housing Inc.)


NOTE  5.     INTANGIBLE COSTS

Intangible assets and accumulated amortization at December 31, 1995 consist of the following:
                                                      Accumulated
           Description        Cost    Amortization            Net
           ______________________________________________________

           Loan Fees       $248,301     ($129,565)       $118,736


NOTE 6. PARTNERS' CAPITAL

The following schedule details the capital activity and allocations between the limited and general partners during the periods reported:

                                                                 Syndication and
                                Limited     General         Total    Unallocated
                               Partners    Partners     Allocated        Capital        Total
                             _________________________________________________________________


Balance December 31, 1992    $8,251,732   ($145,912)   $8,105,820   ($1,576,090)   $6,529,730
Net Loss                         (7,537)       (154)       (7,691)                     (7,691)
Syndication Costs                                                          (374)         (374)
Distributions to Partners      (682,968)    (25,698)     (708,666)                   (708,666)
                             _________________________________________________________________


Balance December 31, 1993     7,561,227    (171,764)    7,389,463    (1,576,464)    5,812,999
Net Loss                       (186,879)     (3,834)     (190,713)                   (190,713)
Distributions to Partners      (682,938)    (51,420)     (734,358)                   (734,358)
                             _________________________________________________________________
Balance December 31, 1994     6,691,410    (227,018)    6,464,392    (1,576,464)    4,887,928
Net Loss                       (210,739)     (4,409)     (215,148)                   (215,148)
Distributions to Partners      (480,435)                 (480,435)                   (480,435)
                             _________________________________________________________________
Balance December 31, 1995     6,000,236    (231,427)    5,768,809    (1,576,464)   (4,192,345)



7.         NET INCOME (LOSS) FROM RENTAL PROPERTIES
           The following schedule details separate rental property and partnership operations for the year ended
December 31, 1995.


                         ___________________________________________________________________________________
                          Weatherstone      Talisman Sorrento View Dakota Station
Revenues                   Apartments    Apartments    Apartments    Apartments   Partnership         Total
                         ___________________________________________________________________________________
 enant rent                  $764,714      $613,523      $571,603      $294,440                  $2,244,280
Interest income                 1,837           250           234           120          $831         3,272
Other income                   46,328        18,327        25,686        14,928                     105,269
                         ___________________________________________________________________________________
                              812,879       632,100       597,523       309,488           831     2,352,821




Expenses

Interest                      369,003       289,235        80,592        65,011         8,127       811,968
Depreciation                  179,563       130,295       116,655        57,750                     484,263
Property tax and insuran       75,550        56,899        61,790        29,699                     223,938
Maintenance and repairs       107,884        69,726        69,570        34,756                     281,936
Utilities                     107,117        71,022        69,698        32,062                     279,899
Administration                 77,608        44,185        32,320        15,046        29,298       198,457
Management fees                39,651        28,407        24,000        12,000                     104,058
On-site manager                56,827        44,263        34,233        18,599                     153,922
Amortization                                                                           29,528        29,528
                         ___________________________________________________________________________________
                            1,013,203       734,032       488,858       264,923        66,953     2,567,969
                         ____________________________________________________________________________________

Net income (loss)           ($200,324)    ($101,932)     $108,665       $44,565      ($66,122)    ($215,148)
