Form 10-Q
period 1996-03-31
DBSI PACIFIC INCOME & GROWTH FUND II
filed 1996-05-22
CIK 851065

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




For Quarter Ended:  March 31, 1996    Commission file number:  33-28988



DBSI PACIFIC INCOME & GROWTH FUND - II, A Real Estate Limited Partnership

 State of Organization:  Idaho         Employer ID #:  82-0428903

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706


                Telephone number:  (208) 322-5858



    The registrant:

    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

        Yes [X]   No [ ]

    (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]   No [ ]

                                                                    FORM 10-Q
                                                       File Number:  33-28988



                  PART I - FINANCIAL INFORMATION


Item 1 -    Financial Statements

            Included herein on pages 4-9


Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Included herein on page 3

              DBSI PACIFIC INCOME & GROWTH FUND - II
                A Real Estate Limited Partnership

            General Partners' Discussion and Analysis
        of Financial Condition and Results of Operations
                          March 31, 1996


Liquidity and Capital Resources

The Partnership has generated funds primarily from the operation of rental properties and to a lesser extent from interest on savings and certificates of deposit. Because of the favorable Portland market, the Partnership anticipates generating funds from the sale of one or both Portland rental properties. As the Seattle real estate market improves the Partnership anticipates selling the remaining properties. Funds are used for rental property operating expenses, distributions to partners, debt service, fixed asset replacements, capital improvements, management and professional fees.

During 1995 the Partnership received an advance of $120,500 from an affiliate of the General Partner to fund cash flow short term needs. The general partners believe that the Partnership has the liquidity and capital resources to meet all of its known obligations and commitments.

The cash and cash equivalents position of the Partnership at March 31, 1996 represented approximately $184,000 including approximately $144,000 available for operations and approximately $40,000 for tax, insurance and replacements reserves. The Partnership has no external sources of liquidity and no outstanding capital commitments. Cash deposits earned interest of approximately 4.0%.

Cash Flow and Operations

For the three months ended March 31, 1996 and 1995, the Partnership generated $233,035 and $76,200 of cash flow from operating activities. The following adjustments should be made to the 1996 annualized cash flow in order to compare the first year pro forma funds from operations as found in the supplements to the offering prospectus. First, mortgage interest payments of $19,972 for Sorrento View Apartments and $16,136 for Dakota Station should be added to cash flow since the pro forma statements anticipated no mortgage loan on these properties. Second, changes in operating assets and liabilities of $148,498 should reduce cash flow to reflect the ongoing funds generated from operations. Cash flow should also be reduced for principal payments of $11,727 and for normal fixed asset purchases of $43,323. Finally cash flow should be increased for $1,559 of partnership activity cash flow deficit. After the above adjustments, the four properties combined annualized funds from operations reached 39% of the pro forma amount.

Total revenue decreased 1% from $616,851 to $614,688 for first quarter 1995 compared to 1996. Real estate operating expense decreased 1% from $675,912 to $673,535 for first quarter 1995 to first quarter 1996. Administrative costs decreased 52% from the first three months of 1995. The largest increase (64%) occurred in maintenance and repair expenses. The general partner has contracted with HSC Real Estate, Incorporated for management of Weatherstone and Talisman Apartments and J. B. McLoughlin & Company for management of Sorrento and Dakota Apartments.

Because of the reduced cash flow, the Partnership borrowed $120,500 in 1995 from an affiliate of the General Partner to provide funds for short term operating cash flow needs of the Seattle area projects. The Partnership has reduced quarterly distributions until cash flow in the Seattle area returns to prior levels. The Partnership distributed $69,478 to the partners during the first three months of 1996 from current operations.

The Partnership net loss after depreciation for the three months ended
March 31, 1996 was $58,847. Therefore 1996 cash distributions to date have been a return of capital on a GAAP basis. Current cash distributions have been 100% tax deferred.

Per $1,000 invested (on the basis of a $1,000 investment made at the inception of the escrow and offering) distributions have been made in the following amounts: escrow period - $58; November 1990 through November 1994 - $18 per quarter; August 1995 through February 1996 - $7.50 per quarter.


                  DBSI PACIFIC INCOME & GROWTH FUND - II
                   A REAL ESTATE LIMITED PARTNERSHIP
                     (an Idaho limited partnership)

                             BALANCE SHEETS


      ASSETS                       March 31, 1996    December 31, 1995
                                   ______________    _________________
Rental property:
  Land                               $1,527,400         $1,527,400
  Buildings and improvements         12,472,009         12,461,311
  Furniture and fixtures              1,040,417          1,007,792
                                      _________          _________
                                     15,039,826         14,996,503
  Less accumulated depreciation      (2,493,263)        (2,372,813)
                                     __________         __________
                                     12,546,563         12,623,690
Cash and cash equivalents               144,532             41,572
Accounts receivable                       1,328              7,229
Prepaid expenses                         24,629             12,166
Reserves                                 39,755             41,010
Tenant security deposits                 60,912             84,015
Intangible costs (net) (Note 4)         111,292            118,736
                                     __________         __________
Total assets                        $12,929,011        $12,928,418

    LIABILITIES AND CAPITAL
Accounts payable                       $155,894            $43,624
Interest payable                         79,071             75,466
Taxes payable                            35,416             10,052
Security deposits payable                56,758             50,550
Note payable affiliate (Note 3)         120,500            120,500
Mortgages payable (Note 2)            8,417,352          8,435,881
                                      _________          _________
Total liabilities                     8,864,991          8,736,073
                                      _________          _________
Partners' capital                     4,064,020          4,192,345
                                     __________         __________
Total liabilities and capital       $12,929,011        $12,928,418

The Accompanying Notes are an Integral Part of these Financial
Statements


                  DBSI PACIFIC INCOME & GROWTH FUND - II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF OPERATIONS


                                 Three Months Ended   Three Months Ended
    REVENUES                       March  31, 1996      March 31, 1995
                                 __________________   __________________
Tenant rent                             $590,981           $598,286
Interest income                            1,439                109
Other income                              22,268             18,456
                                         _______            _______
                                         614,688            616,851


    EXPENSES
Interest                                 204,964            203,368
Depreciation                             120,450            119,670
Property tax and insurance                49,513             57,709
Maintenance and repairs                   99,875             64,251
Utilities                                 79,793             71,734
Administrative                            54,194             82,486
Management fees                           25,261             25,404
On-site manager                           32,041             44,093
Amortization                               7,444              7,197
                                         _______            _______
                                         673,535            675,912
                                         _______            _______
 Net loss                               ($58,847)          ($59,061)

                     STATEMENTS OF PARTNERS' CAPITAL
                                 Three Months Ended   Three Months Ended
                                   March  31, 1996      March 31, 1995
                                 __________________   __________________
Beginning capital                    $4,192,345         $4,887,928
Distributions                           (69,478)          (170,740)
Net loss                                (58,847)           (59,061)
                                     __________         __________
Ending capital                       $4,064,020         $4,658,127


The Accompanying Notes are an Integral Part of these Financial
Statements


                   DBSI PACIFIC INCOME & GROWTH FUND - II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF CASH FLOWS

    CASH FLOWS FROM              Three Months Ended   Three Months Ended
    OPERATING ACTIVITIES           March  31, 1996      March 31, 1995
                                 __________________   __________________
Net loss                              ($58,847)            ($59,061)
Adjustments to reconcile net
income to cash flows from
operating activities
  Depreciation and amortization        127,894              119,670
  Changes in operating assets
  and liabilities
    Accounts receivable                  5,901                7,543
    Prepaid expenses                   (12,463)              (3,694)
    Tenant security deposits            23,103
    Accounts payable                   112,270              (10,392)
    Interest payable                     3,605
    Taxes payable                       25,364               25,830
    Tenant security deposits payable     6,208               (3,696)
                                        ______              _______
Net cash provided by operating
activities                             233,035               76,200

    CASH FLOWS FROM
    INVESTING ACTIVITIES

Rental property purchases              (43,323)             (78,875)
Decrease (increase) in reserves          1,255              (35,716)
                                       ________              _______
Net used in investing activities       (42,068)            (114,591)

    CASH FLOWS FROM
    FINANCING ACTIVITIES

Decrease in intangible costs                                 17,027
Principal payments on loans            (18,529)             (16,768)
Distributions to partners              (69,478)            (170,740)
                                      _________            _________
Net cash used in financing activities  (88,007)            (170,481)


Net increase (decrease) in cash
  and cash equivalents                 102,960             (208,872)
Cash and cash equivalents at
  beginning of period                   41,572              294,265
                                       _______              _______
Cash and cash equivalents at
end of period                         $144,532              $85,393

The Accompanying Notes are an Integral Part of these Financial
Statements

              DBSI PACIFIC INCOME & GROWTH FUND - II
                A REAL ESTATE LIMITED PARTNERSHIP
                  (an Idaho limited partnership)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
        For the Three Months Ended March 31, 1996 and 1995


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

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires management to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement is effective for the Partnership's fiscal year end December 31, 1996. The Partnership's existing accounting policies are such that this pronouncement is not expected to have a material effect on the Company's financial position or results of operations.


2.  MORTGAGES PAYABLE

A mortgage payable of $3,875,000 to Pacific First Federal Savings Bank was used in the purchase of Weatherstone Apartments in March, 1990. The balance of $3,773,888 as of March 31, 1996 and $3,795,370 as of March 31, 1995 bears interest at 9.875% and requires monthly payments of $32,942 through April 1, 2000 when the remaining balance of approximately $3,660,621 is due.

In October, 1991, the Partnership purchased Talisman Apartments by executing a mortgage loan in the amount of $3,000,000. The mortgage note in the current amount of $2,911,991 and a balance of $2,935,748 as of March 31, 1995 is held by the State of Washington, State Investment Board, and requires payments of $26,050 monthly with interest charged at 9.875%. The entire balance of the loan is due in ten years (November, 2001) when the approximate balance will be $2,722,795. The loan may not be prepaid during the first five years of the loan period. During the second five years of the loan period it may be prepaid subject to the greater of a yield maintenance prepayment penalty or a minimum 2% prepayment penalty.

A first deed of trust loan of approximately $998,000 to Canada Life Assurance Company was renegotiated for Sorrento Apartments after a reduction of $886,000 to the principal was made from operating capital on May 11, 1993. The loan requires monthly payments of $7,996 with interest charged at 8.375%, current amount due as of March 31, 1996 is $951,185 with a balance of $966,854 as of March 31, 1995. The loan is due on June 1, 1998 and it is anticipated that the remaining balance will be refinanced. A prepayment penalty is required if the note is paid more than 30 days before its due date.

An 8.25% $800,000 loan from Canada Life Assurance Co. secured by the Dakota Station Apartments was obtained on April 28, 1994 to finance six to eighteen additional units at Weatherstone Apartments. The loan is for five years with a 25 year amortization. The loan requires monthly payments of $6,308 and has a current amount due of $780,288 as of March 31, 1996 and a balance of $791,669 as of March 31, 1995.


3.  LOAN PAYABLE

The Partnership borrowed $120,500 in 1995 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (9.75% as of March 31, 1996). The loan proceeds provided funds for short term operating cash flow needs of the Seattle area projects and to enable the Partnership to maintain the first quarter 1995 distribution rate following the lower operating cash flow from these properties. The General Partner anticipates the loan will be repaid over approximately a twelve month period.


4.  INTANGIBLE COSTS

Intangible assets and cumulative amortization at March 31, 1996 amount to $248,301 of loan costs and $137,009 of accumulated amortization related to these fees. The net value of intangible costs is $111,292.


5.  NET INCOME (LOSS) FROM RENTAL PROPERTIES

    The following schedule details separate rental property activity for the three months ended March 31, 1996:

                 ______________________________________________________________________
                 Weatherstone Talisman  Sorrento   Dakota
                         Apts     Apts  View Apts  Station Apts  Partnership     Total
                 ______________________________________________________________________
  REVENUES
Tenant rent         $207,015  $166,532   $146,789      $70,645                $590,981
Interest income          240       166        517          148         $368      1,439
Other income          12,287     3,595      4,212        2,174                  22,268
                 ______________________________________________________________________
                     219,542   170,293    151,518       72,967         $368    614,688



  EXPENSES
Interest             93,260     71,991     19,972      16,136         3,605     204,964
Depreciation         45,000     32,580     28,770      14,100                   120,450
Tax and insurance    14,400     15,294     13,185       6,634                    49,513
Maintenance          49,656     26,390     16,431       7,398                    99,875
Utilities            35,072     24,691     11,989       8,041                    79,793
Administration       18,211     11,452      8,267       2,452        13,812      54,194
Management fees       8,391      5,922      7,318       3,630                    25,261
On-site manager      11,632     10,809      7,632       1,968                    32,041
Amortization                                                          7,444       7,444
                 _______________________________________________________________________
                    275,622    199,129    113,564      60,359        24,861     673,535
                 _______________________________________________________________________
Net income(loss)   ($56,080)  ($28,836)   $37,954     $12,608      ($24,493)   ($58,847)
                 _______________________________________________________________________
                 _______________________________________________________________________


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership




by   _________________________                     Date ____________________

Douglas L. Swenson, President of
DBSI Housing Inc., general partner of
DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership




by   _________________________                     Date ____________________

Charles E. Hassard, Secretary-Treasurer
and principal financial officer of
DBSI Housing Inc., the Idaho corporation that is a general partner and principal financial officer of
DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership