Form 10-Q
period 1996-06-30
DBSI PACIFIC INCOME & GROWTH FUND II
filed 1996-08-14
CIK 851065

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




For Quarter Ended:  June 30, 1996    Commission file number:  33-28988



DBSI PACIFIC INCOME & GROWTH FUND - II, A Real Estate Limited Partnership

 State of Organization:  Idaho         Employer ID #:  82-0428903

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706


                Telephone number:  (208) 322-5858



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

                    General Partners' Discussion and Analysis
                of Financial Condition and Results of Operations
                                  June 30, 1996



Liquidity and Capital Resources

The Partnership has generated funds primarily from the operation of rental properties and to a lesser extent from interest on savings and certificates of deposit. Because of the favorable Portland market, the Partnership sold Dakota Station on June 5, 1996 and anticipates selling the other Portland rental property. As the Seattle real estate market improves the Partnership anticipates selling the remaining properties. Funds are used for rental property operating expenses, distributions to partners, debt service, fixed asset replacements, capital improvements, management and professional fees.
The general partners believe that the Partnership has the liquidity and capital resources to meet all of its known obligations and commitments.

The cash and cash equivalents position of the Partnership at June 30, 1996 represented approximately $1,086,000 including approximately $59,000 for tax, insurance and replacements reserves and approximately $1,027,000 operating cash primarily from the sale of Dakota Station. The Partnership has no external sources of liquidity and no outstanding capital commitments. Cash deposits earned interest of approximately 4.0%.

Cash Flow and Operations

For the six months ended June 30, 1996 and 1995, the Partnership generated $201,481 and $132,581 of cash flow from operating activities. The following adjustments should be made to the 1996 annualized cash flow for Weatherstone, Talisman, and Sorrento View in order to compare the first year pro forma funds from operations as found in the supplements to the offering prospectus. First, mortgage interest payments of $39,802 for Sorrento View Apartments should be added to cash flow since the pro forma statements anticipated no mortgage loan on this property. Second, changes in operating assets and liabilities of $122,822 should reduce cash flow to reflect the ongoing funds generated from operations. Cash flow should also be reduced for principal payments of $23,745 and for normal fixed asset purchases of $88,018. Finally cash flow should be increased $11,705 to eliminate Dakota Station and partnership activity. After the above adjustments, the remaining properties combined annualized funds from operations reached 7% of the pro forma amount.

Total revenue increased from $1,221,087 to $1,613,649 for second quarter 1995 compared to 1996. Real estate operating expense increased from $1,292,369 to $1,345,502 for second quarter 1995 to second quarter 1996. The general partner has contracted with HSC Real Estate, Incorporated for management of Weatherstone and Talisman Apartments and J. B. McLoughlin & Company for management of Sorrento View Apartments.

On June 5, 1996, the Partnership sold Dakota Station Apartments to unrelated individual parties for $2,080,000. The Partnership netted $1,967,380 from the sale after commissions to unrelated parties of $51,975, closing costs of $4,962, a credit to buyer of $12,425 and a loan prepayment penalty of $43,258. The Partnership purchased the property in November 1990 for $1,765,000 and at the time of sale it had asset carrying costs of $1,542,371 ($1,855,486 cost basis less accumulated depreciation of $313,115). The Partnership realized a gain of $425,009 on the sale ($1,967,380 net proceeds less adjusted basis of $1,542,371).

Had this sale occurred on January 1, 1996 the rental income of the partnership would have decreased by approximately $95,000, net income would have increased by approximately $2,000 for the six months ended June 30, 1996, and net income from sales would have decreased by approximately $425,000.

The Partnership distributed $138,955 to the partners during the first six months of 1996 from current operations. The Partnership net income after depreciation for the six months ended June 30, 1996 was $268,147; therefore, on a GAAP basis, all cash distributions are from net income.

Per $1,000 invested (on the basis of a $1,000 investment made at the inception of the escrow and offering) distributions have been made in the following amounts: escrow period - $58; November 1990 through May 1995 - $18 per quarter; August 1995 through May 1996 - $7.50 per quarter, for total distributions of approximately $431.


                  DBSI PACIFIC INCOME & GROWTH FUND - II
                   A REAL ESTATE LIMITED PARTNERSHIP
                     (an Idaho limited partnership)

                             BALANCE SHEETS


      ASSETS                       June 30, 1996    December 31, 1995
                                   ______________    _________________
Rental property:
  Land                               $1,347,400         $1,527,400
  Buildings and improvements         10,923,658         12,461,311
  Furniture and fixtures                977,822          1,007,792
                                      _________          _________
                                     13,248,880         14,996,503
  Less accumulated depreciation      (2,298,532)        (2,372,813)
                                     __________         __________
                                     10,950,348         12,623,690
Cash and cash equivalents             1,027,319             41,572
Accounts receivable                      19,028              7,229
Prepaid expenses                         10,284             12,166
Reserves                                 58,564             41,010
Tenant security deposits                 48,635             84,015
Intangible costs (net) (Note 4)          87,156            118,736
                                     __________         __________
Total assets                        $12,201,334        $12,928,418

    LIABILITIES AND CAPITAL
Accounts payable                       $111,995            $43,624
Interest payable                         61,898             75,466
Taxes payable                            36,000             10,052
Security deposits payable                48,958             50,550
Note payable affiliate (Note 3)                            120,500
Mortgages payable (Note 2)            7,620,946          8,435,881
                                      _________          _________
Total liabilities                     7,879,797          8,736,073
                                      _________          _________
Partners' capital                     4,321,537          4,192,345
                                     __________         __________
Total liabilities and capital       $12,201,334        $12,928,418

The Accompanying Notes are an Integral Part of these Financial Statements


                  DBSI PACIFIC INCOME & GROWTH FUND - II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF OPERATIONS


                                  Six Months Ended    Six Months Ended
    REVENUES                       March  31, 1996      June 30, 1995
                                 __________________   __________________
Tenant rent                           $1,131,401         $1,184,977
Interest income                           11,535                921
Other income                              45,704             35,189
Gain on sale of rental
property (Note 5)                        425,009
                                       _________          _________
                                       1,613,649          1,221,087


    EXPENSES
Interest                                 405,509            407,208
Depreciation                             238,834            239,340
Property tax and insurance               111,707            119,295
Maintenance and repairs                  215,066            132,941
Utilities                                151,857            126,000
Administrative                            94,656            122,010
Management fees                           46,812             50,808
On-site manager                           66,173             80,126
Amortization                              14,888             14,641
                                       _________          _________
                                       1,345,502          1,292,369
                                       _________          _________
 Net loss                               $268,147           ($71,282)

                     STATEMENTS OF PARTNERS' CAPITAL
                                  Six months ended    Six months ended
                                   June 30, 1996        June 30, 1995
                                 __________________   __________________
Beginning capital                    $4,192,345         $4,887,928
Distributions                          (138,955)          (341,480)
Net loss                                268,147            (71,282)
                                     __________         __________
Ending capital                       $4,321,537         $4,475,166


The Accompanying Notes are an Integral Part of these Financial Statements


                   DBSI PACIFIC INCOME & GROWTH FUND - II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF CASH FLOWS

    CASH FLOWS FROM                 Six Months Ended    Six Months Ended
    OPERATING ACTIVITIES             June 30, 1996       June 30, 1995
                                   __________________   __________________
Net income (loss)                        $268,147             ($71,282)
Adjustments to reconcile net
income to cash flows from
operating activities
  Depreciation and amortization           253,722              239,340
  Gain on sale of rental property        (425,009)
  Changes in operating assets
  and liabilities
    Accounts receivable                   (11,800)               7,543
    Prepaid expenses                        1,882                4,827
    Tenant security deposits               35,380
    Accounts payable                       68,371              (43,128)
    Interest payable                      (13,568)               1,564
    Taxes payable                          25,948                2,475
    Tenant security deposits payable       (1,592)              (8,758)
                                          ________             ________
Net cash provided by operating
activities                                201,481              132,581

    CASH FLOWS FROM
    INVESTING ACTIVITIES

Proceeds from sale of rental property   1,967,380
Rental property purchases                 (91,170)             (87,459)
Decrease (increase) in reserves           (17,554)             (26,003)
                                        __________            _________
Net used in investing activities        1,858,656             (113,462)

    CASH FLOWS FROM
    FINANCING ACTIVITIES

Decrease in intangible costs                                    24,471
Proceeds from (payments on)
note payable to affiliate                (120,500)              82,000
Principal payments on loans              (814,935)             (34,129)
Distributions to partners                (138,955)            (341,480)
                                         _________            _________
Net cash used in financing activities  (1,074,390)            (269,138)


Net increase (decrease) in cash
  and cash equivalents                    985,747             (250,019)
Cash and cash equivalents at
  beginning of period                      41,572              294,265
                                          _______              _______
Cash and cash equivalents at
end of period                          $1,027,319              $44,246

The Accompanying Notes are an Integral Part of these Financial Statements

                    DBSI PACIFIC INCOME & GROWTH FUND - II
                      A REAL ESTATE LIMITED PARTNERSHIP
                        (an Idaho limited partnership)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
               For the Six months ended June 30, 1996 and 1995


1.      SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Partnership Organization. DBSI Pacific Income & Growth Fund - II A Real Estate Limited Partnership, was formed on May 17, 1989 with general partners DBSI Housing Inc., an Idaho corporation, and DBSI Realty Partners, an Idaho general partnership. The Partnership was in the development stage through January 9, 1990 and in the offering stage through December 31, 1991. The business purpose of the Partnership is to acquire and operate leveraged multi-family housing projects in the Western United States and sell them when market prices are advantageous. The partnership agreement provides that the Partnership will be dissolved no later than December 31, 2039, unless sooner terminated as provided in the agreement.

The Partnership acquired three properties during 1990: Weatherstone Apartments, an existing 138-unit project located in Silverdale, (Kitsap County) Washington; Sorrento View Apartments, an existing 80-unit project, and Dakota Station Apartments, an existing 40-unit project, both located in the Beaverton/Tigard (Portland), Oregon metropolitan area. In October 1991 the Partnership purchased a fourth property, Talisman Apartments, an existing 96-unit project located in Olympia, Washington. The Partnership sold Dakota Station on June 5, 1996.

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

Rental property is recorded at cost. Depreciation is computed for all assets over their estimated useful lives as follows: buildings and structural improvements, 15 to 32 years; furniture and fixtures, 5 to 12 years. Expenditures for maintenance and repairs are charged to operating expenses as incurred. The cost and accumulated depreciation of assets sold or otherwise retired are removed from the accounts and gain or loss on disposition is included in the results of operations. Mortgage loan fees are amortized over the estimated life of the mortgage notes.

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


2.          MORTGAGES PAYABLE

A mortgage payable of $3,875,000 to Pacific First Federal Savings Bank was used in the purchase of Weatherstone Apartments in March, 1990. The balance of $3,768,183 as of June 30, 1996 and $3,790,213 as of June 30, 1995 bears interest at 9.875% and requires monthly payments of $32,942 through April 1, 2000 when the remaining balance of approximately $3,660,621 is due.

In October, 1991, the Partnership purchased Talisman Apartments by executing a mortgage loan in the amount of $3,000,000. The mortgage note in the current amount of $2,905,678 and a balance of $2,930,026 as of June 30, 1995 is held by the State of Washington, State Investment Board, and requires payments of $26,050 monthly with interest charged at 9.875%. The entire balance of the loan is due in ten years (November, 2001) when the approximate balance will be $2,722,795. The loan may not be prepaid during the first five years of the loan period. During the second five years of the loan period it may be prepaid subject to the greater of a yield maintenance prepayment penalty or a minimum 2% prepayment penalty.

A first deed of trust loan of approximately $998,000 to Canada Life Assurance Company was renegotiated for Sorrento Apartments after a reduction of $886,000 to the principal was made from operating capital on May 11, 1993. The loan requires monthly payments of $7,996 with interest charged at 8.375%, current amount due as of June 30, 1996 is $947,085 with a balance of $962,984 as of June 30, 1995. The loan is due on June 1, 1998 and it is anticipated that the remaining balance will be refinanced. A prepayment penalty is required if the note is paid more than 30 days before its due date.

An 8.25% $800,000 loan from Canada Life Assurance Co. secured by the Dakota Station Apartments was obtained on April 28, 1994 to finance six to eighteen additional units at Weatherstone Apartments. The loan was for five years with a 25 year amortization. The loan required monthly payments of $6,308 and the balance as of June 5, 1996 was $779,341. The mortgage was paid in full with a $43,248 prepayment penalty when Dakota Station was sold.


3.          LOAN PAYABLE

The Partnership borrowed $120,500 in 1995 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (9.75% as of June 30, 1996). The loan proceeds provided funds for short term operating cash flow needs of the Seattle area projects and to enable the Partnership to maintain the first quarter 1995 distribution rate following the lower operating cash flow from these properties. The loan was repaid on June 28, 1996 from the proceeds of the sale of Dakota Station.


4.          INTANGIBLE COSTS

Intangible assets and cumulative amortization at June 30, 1996 amount to $210,954 of loan costs and $123,798 of accumulated amortization related to these fees. The net value of intangible costs is $87,156.

5.          SALE OF RENTAL PROPERTY

On June 5, 1996, the Partnership sold Dakota Station Apartments to unrelated individual parties for $2,080,000. The Partnership netted $1,967,380 from the sale after commissions to unrelated parties of $51,975, closing costs of $4,962, a credit to buyer of $12,425 and a loan prepayment penalty of $43,258. The Partnership purchased the property in November 1990 for $1,765,000 and at the time of sale it had asset carrying costs of $1,542,371 ($1,855,486 cost basis less accumulated depreciation of $313,115). The Partnership realized a gain of $425,009 on the sale ($1,967,380 net proceeds less adjusted basis of $1,542,371).


6.  NET INCOME (LOSS) FROM RENTAL PROPERTIES

    The following schedule details separate rental property activity for the six months ended June 30, 1996:

                ________________________________________________________________________
                 Weatherstone Talisman  Sorrento   Dakota
                         Apts     Apts  View Apts  Station Apts  Partnership       Total
                ________________________________________________________________________
  REVENUES
Tenant rent         $431,999  $321,905   $286,650      $90,847                $1,131,401
Interest income          296       221        684          276      $10,058       11,535
Other income          19,076     5,841     16,504       42,834                    45,704
Income from sale of
rental property                                                     425,009      425,009
                    ______________________________________________________________________

                     451,371   327,967    303,838       95,406      435,067    1,613,649


  EXPENSES
Interest            186,381    143,830     39,802      27,284         8,212      405,509
Depreciation         90,000     65,160     57,540      26,134                    238,834
Tax and insurance    36,091     35,681     26,456      13,479                    111,707
Maintenance         109,033     62,752     33,282       9,999                    215,066
Utilities            66,187     43,893     32,053       9,724                    151,857
Administration       38,005     21,977     12,016       3,545        19,113       94,656
Management fees      16,718     11,471     13,942       4,681                     46,812
On-site manager      24,950     22,147     16,145       2,931                     66,173
Amortization                                                         14,888       14,888
                   ______________________________________________________________________
                    567,365    406,911    231,236      97,777        42,213     1,345,502
                   ______________________________________________________________________
Net income (loss) ($115,994)  ($78,944)   $72,602     ($2,371)     $392,854      $268,147
                   ______________________________________________________________________
                   ______________________________________________________________________


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