Form 10-Q
period 1996-09-30
DBSI PACIFIC INCOME & GROWTH FUND II
filed 1996-11-14
CIK 851065

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




For Quarter Ended:  September 30, 1996    Commission file number:  33-28988



DBSI PACIFIC INCOME & GROWTH FUND - II, A Real Estate Limited Partnership

 State of Organization:  Idaho         Employer ID #:  82-0428903

        1070 N. Curtis Rd., Suite 270, Boise, Idaho  83706


                Telephone number:  (208) 322-5858



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

            Included herein on pages 5-10


Item 2 -    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Included herein on page 3-4

                      DBSI PACIFIC INCOME & GROWTH FUND - II
                        A Real Estate Limited Partnership

                    General Partners' Discussion and Analysis
                of Financial Condition and Results of Operations
                                September 30, 1996



Liquidity and Capital Resources

The Partnership has generated funds primarily from the sale and operation of rental properties and to a lesser extent from interest on savings and certificates of deposit. Because of the favorable market, the Partnership sold Dakota Station on June 5, 1996, Talisman Apartments on September
27, 1996, and Sorrento View on October 16, 1996. As the Seattle real estate market improves the Partnership anticipates selling the remaining property. Funds are used for rental property operating expenses, distributions to partners, debt service, fixed asset replacements, capital improvements, management and professional fees. The general partners believe that the Partnership has the liquidity and capital resources to meet all of its known obligations and commitments.

The cash and cash equivalents position of the Partnership at September 30, 1996 represented approximately $1,843,000 including approximately
$44,000 for tax, insurance and replacements reserves and approximately $1,799,000 operating cash primarily from the sale of Dakota Station and Talisman. The Partnership has no external sources of liquidity and no outstanding capital commitments. Cash deposits earned interest of approximately 4.0%.

Cash Flow and Operations

For the nine months ended September 30, 1996 and 1995, the Partnership generated $360,833 and $219,388 of cash flow from operating activities. The following adjustments should be made to the 1996 annualized cash flow for Weatherstone and Sorrento View in order to compare the first year pro forma funds from operations as found in the supplements to the offering prospectus. First, mortgage interest payments of $59,573 for Sorrento View Apartments should be added to cash flow since the pro forma statements anticipated no mortgage loan on this property. Second, changes in operating assets and liabilities of $159,103 should reduce cash flow to reflect the ongoing funds generated from operations. Cash flow should also be reduced for principal payments of $17,103 and for normal fixed asset purchases of $120,978. Finally cash flow should be decreased $25,918 to eliminate Dakota Station, Talisman, and partnership activity. After the above adjustments, the remaining properties combined annualized funds from operations reached 30% of the pro forma amount.

Total revenue increased from $1,750,652 to $2,620,490 for third quarter 1995 compared to 1996. Real estate operating expense increased from $1,937,354 to $1,967,221 for third quarter 1995 to third quarter 1996. The general partner has contracted with Pinnacle Realty Management Company for management of Weatherstone.

On June 5, 1996, the Partnership sold Dakota Station Apartments to unrelated individual parties for $2,080,000. The Partnership received $1,967,380 from the sale less mortgage repayment and interest of $790,512, commissions to unrelated parties of $51,975, closing costs of $4,962, a credit to buyer of $12,425 and a loan prepayment penalty of $43,258. The Partnership purchased the property in November 1990 for $1,765,000 and at the time of sale it had asset carrying costs of $1,542,371 ($1,855,486 cost basis less accumulated depreciation of $313,115). The Partnership realized a gain of $425,009 on the sale ($1,967,380 proceeds received less adjusted basis of $1,542,371).

Had this sale occurred on January 1, 1996 the rental income of the partnership would have decreased by approximately $95,000, net income would have increased by approximately $2,000 for the six months ended June 30, 1996, and net income from sales would have decreased by approximately $425,000.

On September 27, 1996, the Partnership sold Talisman Apartments to unrelated individual parties for $4,300,000. The Partnership received $759,323 from the sale after commissions to unrelated parties of $107,500, closing costs of $11,307, a credit to buyer of $95,757, excise tax of $76,112, and an all inclusive promissory note of $3,250,000. The buyer must make monthly payments of $26,050 at the rate of 8.25% for two years, the same amount at 8.25% for two years and then $26,345 monthly at 8.75% until due on November 15, 20001 (or the date of payment of the underlying first mortgage if sooner). The note payments equal or exceed the payment required on the underlying first mortgage. Payments not received within ten days incur a 5% penalty. The
Partnership remains liable under the first mortgage until paid in November 2001. The Partnership purchased the property in October 1991 for $4,100,000 and at the time of sale it had asset carrying costs of $3,574,655 ($4,238,228 cost basis less accumulated depreciation of $663,573). The Partnership realized a gain of $434,668 on the sale ($3,250,000 promissory note plus $759,323 net proceeds less adjusted basis of $3,574,655).

Had this sale occurred on January 1, 1996 partnership revenue would have decreased by approximately $464,000, net income would have increased by approximately $123,000 for the nine months ended September 30, 1996, and net income from sales would have decreased by approximately $435,000.

On October 16, 1996, the Partnership sold Sorrento View Apartments to unrelated individual parties for $4,020,000. The Partnership received proceeds of approximately $3,896,000 from the sale less loan repayment of $945,156, commissions to unrelated parties of $80,400, closing costs of approximately $10,000 and a prepayment penalty of $33,905. The Partnership purchased the property in November 1990 for $3,400,000 and at the time of sale it had fixed asset carrying costs of approximately $2,854,000 ($3,548,000 cost basis less accumulated depreciation of $694,000). The Partnership realized a gain of approximately $1,042,000 on the sale ($3,896,000 proceeds received less adjusted basis of $2,854,000).

The Partnership distributed $208,545 to the partners during the first nine months of 1996 from current operations. The Partnership net income after depreciation for the nine months ended September 30, 1996 was $825,424; therefore, on a GAAP basis, all cash distributions are from net income.

Per $1,000 invested (on the basis of a $1,000 investment made at the inception of the escrow and offering) distributions have been made in the following amounts: escrow period - $58; November 1990 through May
1995 - $18 per quarter; August 1995 through August 1996 - $7.50 per quarter, for total distributions of approximately $439.


                  DBSI PACIFIC INCOME & GROWTH FUND - II
                   A REAL ESTATE LIMITED PARTNERSHIP
                     (an Idaho limited partnership)

                             BALANCE SHEETS


      ASSETS                   September 30, 1996    December 31, 1995
                               __________________    _________________
Rental property:
  Land                                 $935,000         $1,527,400
  Buildings and improvements          7,407,174         12,461,311
  Furniture and fixtures                798,898          1,007,792
                                      _________          _________
                                      9,132,072         14,996,503
  Less accumulated depreciation      (1,756,275)        (2,372,813)
                                     __________         __________
                                      7,375,797         12,623,690
Cash and cash equivalents             1,798,867             41,572
Accounts receivable                       4,175              7,229
Prepaid expenses                          3,352             12,166
Reserves                                 43,893             41,010
Tenant security deposits                 23,539             84,015
Intangible costs (net) (Note 4)          58,044            118,736
Note receivable (Note 2)              3,250,000
                                     __________         __________
Total assets                        $12,557,667        $12,928,418

    LIABILITIES AND CAPITAL
Accounts payable                       $231,581            $43,624
Interest payable                         37,855             75,466
Taxes payable                            11,889             10,052
Security deposits payable                34,762             50,550
Note payable affiliate (Note 3)                            120,500
Mortgages payable (Note 2)            7,604,511          8,435,881
                                      _________          _________
Total liabilities                     7,920,598          8,736,073
                                      _________          _________
Partners' capital                     4,637,069          4,192,345
                                     __________         __________
Total liabilities and capital       $12,557,667        $12,928,418

The Accompanying Notes are an Integral Part of these Financial Statements


                  DBSI PACIFIC INCOME & GROWTH FUND - II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF OPERATIONS


                                 Nine Months Ended    Nine Months Ended
    REVENUES                    September 30, 1996   September 30, 1995
                                __________________   __________________
Tenant rent                           $1,666,982         $1,693,156
Interest income                           15,035              2,324
Other income                              78,796             55,172
Gain on sale of rental
property (Note 5)                        859,677
                                       _________          _________
                                       2,620,490          1,750,652


    EXPENSES
Interest                                 572,302            612,376
Depreciation                             337,882            359,010
Property tax and insurance               152,072            176,976
Maintenance and repairs                  333,864            208,178
Utilities                                239,602            202,739
Administrative                           137,150            165,861
Management fees                           69,244             73,144
On-site manager                          104,484            116,985
Amortization                              20,621             22,085
                                       _________          _________
                                       1,967,221          1,937,354
                                       _________          _________
 Net loss                               $653,269          ($186,702)

                     STATEMENTS OF PARTNERS' CAPITAL
                                  Nine months ended    Nine months ended
                                 September 30, 1996   September 30, 1995
                                 __________________   __________________
Beginning capital                    $4,192,345         $4,887,928
Distributions                          (208,545)          (410,958)
Net loss                                653,269           (186,702)
                                     __________         __________
Ending capital                       $4,637,069         $4,290,268


The Accompanying Notes are an Integral Part of these Financial Statements


                   DBSI PACIFIC INCOME & GROWTH FUND - II
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (an Idaho limited partnership)

                         STATEMENTS OF CASH FLOWS

    CASH FLOWS FROM                 Nine Months Ended    Nine Months Ended
    OPERATING ACTIVITIES           September 30, 1996   September 30, 1995
                                   __________________   __________________
Net income (loss)                        $653,269            ($186,702)
Adjustments to reconcile net
income to cash flows from
operating activities
  Depreciation and amortization           358,503              381,095
  Gain on sale of rental property        (859,677)
  Changes in operating assets
  and liabilities
    Accounts receivable                     3,053                7,543
    Prepaid expenses                        8,814                8,875
    Tenant security deposits               60,476
    Accounts payable                      187,957              (35,485)
    Interest payable                      (37,611)               4,482
    Taxes payable                           1,837               51,926
    Tenant security deposits payable      (15,788)             (12,346)
                                          ________             ________
Net cash provided by operating
activities                                360,833              219,388

    CASH FLOWS FROM
    INVESTING ACTIVITIES

Proceeds from sale of rental property   2,726,703
Rental property purchases                (166,943)             (86,668)
Decrease (increase) in reserves            (2,883)             (44,396)
                                        __________            _________
Net used in investing activities        2,556,877             (131,064)

    CASH FLOWS FROM
    FINANCING ACTIVITIES

Decrease in intangible costs                                     6,230
Proceeds from (payments on)
note payable to affiliate                (120,500)             120,500
Principal payments on loans              (831,370)             (51,769)
Distributions to partners                (208,545)            (410,958)
                                         _________            _________
Net cash used in financing activities  (1,160,415)            (335,997)


Net increase (decrease) in cash
  and cash equivalents                  1,757,295             (247,672)
Cash and cash equivalents at
  beginning of period                      41,572              294,265
                                          _______              _______
Cash and cash equivalents at
end of period                          $1,798,867              $46,593

The Accompanying Notes are an Integral Part of these Financial Statements

                    DBSI PACIFIC INCOME & GROWTH FUND - II
                      A REAL ESTATE LIMITED PARTNERSHIP
                        (an Idaho limited partnership)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
            For the Nine months ended September 30, 1996 and 1995


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

The Partnership acquired three properties during 1990: Weatherstone Apartments, an existing 138-unit project located in Silverdale, (Kitsap County) Washington; Sorrento View Apartments, an existing 80-unit project, and Dakota Station Apartments, an existing 40-unit project, both located in the Beaverton/Tigard (Portland), Oregon metropolitan area. In October 1991 the Partnership purchased a fourth property, Talisman Apartments, an existing 96-unit project located in Olympia, Washington. The Partnership sold Dakota Station on June 5, 1996, Talisman on September 27, 1996, and Sorrento View on October 16, 1996.

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


2.  MORTGAGES PAYABLE

A mortgage payable of $3,875,000 to Pacific First Federal Savings Bank was used in the purchase of Weatherstone Apartments in March, 1990. The balance of $3,762,352 as of September 30, 1996 and $3,784,957 as of September 30, 1995 bears interest at 9.875% and requires monthly payments of $32,942 through April 1, 2000 when the remaining balance of approximately $3,660,621 is due.

In October, 1991, the Partnership purchased Talisman Apartments by executing a mortgage loan in the amount of $3,000,000. The mortgage note in the current amount of $2,899,261 and a balance of $2,924,161 as of September 30, 1995 is held by the State of Washington, State Investment Board, and requires payments of $26,050 monthly with interest charged at 9.875%. The entire balance of the loan is due in ten years (November, 2001) when the approximate balance will be $2,722,795. The loan may not be prepaid during the first five years of the loan period. During the second five years of the loan period it may be prepaid subject to the greater of a yield maintenance prepayment penalty or a minimum
2% prepayment penalty.

The Partnership received on the sale of Talisman an all inclusive promissory note which has a principle sum of $3,250,000 and requires monthly payments of $26,050 commencing on October 27, 1996 at a rate of 8.25%. Beginning November 1998 the rate increases to 8.5% and increases again to 8.75% in November 2000 with monthly payments of $26,345. The remaining principle of approximately $3,001,000 and accrued interest is payable in full on November 15, 2001 at approximately the same time the first mortgage is due. The Partnership has filed a security position on the Talisman Apartments under the note and in case of default has an immediate right to take over management and collect rents.

A first deed of trust loan of approximately $998,000 to Canada Life Assurance Company was renegotiated for Sorrento Apartments after a reduction of $886,000 to the principal was made from operating capital on May 11, 1993. The loan requires monthly payments of $7,996 with interest charged at 8.375%, current amount due as of September 30, 1996 is $942,898 with a balance of $959,132 as of September 30, 1995. The loan in the amount of $941,483 was paid in full on October 16, 1996 with a $33,905 prepayment penalty when Sorrento View was sold.

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

3.  LOAN PAYABLE

The Partnership borrowed $120,500 in 1995 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (9 as of June 30, 1996). The loan proceeds provided funds for short term operating cash flow needs of the Seattle area projects and to enable the Partnership to maintain the first quarter 1995 distribution rate following the lower operating cash flow from these properties. The loan was repaid on June 28, 1996 from the proceeds of the sale of Dakota Station.



4.  INTANGIBLE COSTS

Intangible assets and cumulative amortization at September 30, 1996 amount to $165,218 of loan costs related to outstanding loans and $107,174 of accumulated amortization related to these fees. The net value of intangible costs is $58,044.


5.  SALES OF RENTAL PROPERTY AND SUBSEQUENT EVENT


On June 5, 1996, the Partnership sold Dakota Station Apartments to unrelated individual parties for $2,080,000. The Partnership received $1,967,380 from the sale less mortgage repayment of $790,512, commissions to unrelated parties of $51,975, closing costs of $4,962, a credit to buyer of $12,425 and a loan prepayment penalty of $43,258.
The Partnership purchased the property in November 1990 for $1,765,000 and at the time of sale it had asset carrying costs of $1,542,371 ($1,855,486 cost basis less accumulated depreciation of $313,115). The Partnership realized a gain of $425,009 on the sale ($1,967,380 proceeds received less adjusted basis of $1,542,371).

On September 27, 1996, the Partnership sold Talisman Apartments to unrelated individual parties for $4,300,000. The Partnership received $759,323 from the sale after commissions to unrelated parties of $107,500, closing costs of $11,307, a credit to buyer of $95,757, excise tax of $76,112, and an all inclusive promissory note of $3,250,000. (See note 2) The note requires monthly payments of $26,050.26 at the rate of 8.25%. The Partnership purchased the property in October 1991 for $4,100,000 and at the time of sale it had asset carrying costs of $3,574,655 ($4,238,228 cost basis less accumulated depreciation of $663,573). The Partnership realized a gain of $434,668 on the sale ($3,250,000 promissory note plus $759,323 net proceeds less adjusted basis of $3,574,655). The Partnership remains liable under the mortgage until paid in November 2001.

On October 16, 1996, the Partnership sold Sorrento View Apartments to unrelated individual parties for $4,020,000. The Partnership received proceeds of approximately $3,896,000 from the sale less loan repayment of $945,156, commissions to unrelated parties of $80,400, closing costs of approximately $10,000 and a prepayment penalty of $33,905. The Partnership purchased the property in November 1990 for $3,400,000 and at the time of sale it had fixed asset carrying costs of approximately $2,854,000 ($3,548,000 cost basis less accumulated depreciation of $694,000). The Partnership realized a gain of approximately $1,042,000 on the sale ($3,896,000 proceeds received less adjusted basis of $2,854,000).


6.  NET INCOME (LOSS) FROM RENTAL PROPERTIES

    The following schedule details separate rental property activity for the six months ended June 30, 1996:


                 ________________________________________________________________________
                 Weatherstone Talisman  Sorrento   Dakota
                         Apts     Apts  View Apts  Station Apts  Partnership     Total
                 ________________________________________________________________________

  REVENUES
Tenant rent         $662,967  $454,204   $433,495     $116,316                 $1,666,982
Interest income          296       246        784          289      $13,420        15,035
Other income          39,572     9,936     21,879        5,409        2,000        78,796
Income from sale of
rental property                                                     859,677       859,677
                 ________________________________________________________________________

                     702,835   464,386    456,158      122,014      875,097     2,620,490


  EXPENSES
Interest             279,376    191,550     59,573      33,591        8,212       572,302
Depreciation         135,000     90,438     86,310      26,134                    337,882
Tax and insurance     43,009     55,204     39,683      14,176                    152,072
Maintenance          170,257     97,375     46,217      20,015                    333,864
Utilities            109,669     64,590     49,508      15,835                    239,602
Administration        52,419     37,030     22,047       4,814       20,840       137,150
Management fees       23,413     16,912     21,523       7,396                     69,244
On-site manager       40,146     34,073     26,341       3,924                    104,484
Amortization                                                         20,621        20,621
                  _______________________________________________________________________
                     853,289    587,172    351,202     125,885       49,673     1,967,221
                  _______________________________________________________________________
Net income (loss)  ($150,454) ($122,786)  $104,956     ($3,871)    $825,424      $653,269



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