Form 10-K
period 1996-12-31
DBSI PACIFIC INCOME & GROWTH FUND II
filed 1997-03-27
CIK 851065

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-K


     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1996

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

          The general partners of the registrant are DBSI Housing Inc., an Idaho corporation (incorporated in February 1980) and DBSI Realty Partners, an Idaho general partnership (formed in May 1989). The registrant is a limited partnership which was formed as of May 17, 1989 under the Idaho Uniform Limited Partnership Act and will continue until December 31, 2039, unless sooner dissolved, in accordance with the Partnership Agreement. The Partnership Offering Circular disclosed the Partnership's intent to sell or refinance its properties within five to ten years of the original offering date, and to distribute the proceeds to its partners. The Partnership elected to sell the properties, and has consummated sales on three of the four properties and is actively marketing the fourth. See documents incorporated by reference and attached hereto. (Form S-11, Post Effective Amendment #9, File No. 33-28988, Pgs. 26-29, 54-56, 61-64,
          118-140).

Item  2.  Properties.

          See documents incorporated by reference. (Form S-11, Post Effective Amendment #9, File No. 33-28988, Pgs. 148a(1) - 148a(16).

Item  3.  Legal Proceedings.

          There were no material pending legal proceedings against the registrant during 1996.

Item  4.  Submission of Matters to a Vote of Security Holders.

          Before distributing liquidation proceeds available from the sales, the Partnership offered each limited partner an opportunity to exchange their units in the Partnership for a new class of units within the Partnership. Approximately 9.6% ($893,160) of the limited partners exchanged their units. The new class offers a tax deferral and a cumulative annual preferred return of 4% through the end of a ten-year period. In addition, the holders of the new class of units have the option to put the units to the Partnership after ten years for an amount, in cash, equal to their original capital contribution plus any cumulative unpaid preferred return amounts. The value of this put is guaranteed by the General Partner. The General Partner received the rights to future income and liquidation distributions of the limited partners who exchanged their units. The remaining limited partners elected to remain in the Partnership until the liquidation is complete.


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

          Distributions to Limited Partners during the years ended December 31, 1996, 1995 and 1994 totaled $4,027,107, $480,435 and $682,938.


Item  6.  Selected Financial Data.

                                   Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,      Dec. 31,
                                     1992            1993          1994          1995           1996
                                   __________     __________     __________     __________     __________
Total and other rental income      $2,376,910     $2,377,701     $2,373,954     $2,349,549     $2,019,842
Total interest income                  66,348         27,244         14,764          3,272        117,738
Gain on sale of rental properties                                                               1,606,745
Net income (loss)                      33,882         (7,691)      (190,713)      (215,148)     1,260,603

Cash and cash equivalents           1,470,760        192,207        294,265         41,572        286,062
Rental property                    14,450,373     14,495,644     14,893,542     14,996,503      5,623,446
Total assets                       15,390,996     13,784,641     13,628,017     12,928,418      8,159,252

Long term debt                      8,702,599      7,766,202      8,506,409      8,435,881      6,648,920
Syndication costs                   1,576,090      1,576,464      1,576,464      1,576,464      1,576,464
Redeemable capital                                                                                560,762
Partners' capital                   6,529,730      5,812,999      4,887,928      4,192,345        469,422


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership generated funds primarily from sales of rental properties, from the operation of rental properties and to a lesser extent from interest on savings and certificates of deposit.

Funds are used for distributions to partners, rental property operating expenses, debt service, fixed asset replacements, capital improvements, management and professional fees. The three properties sold for $10,304,243, with selling costs of $429,725 and a net carrying value of $7,917,824, resulting in a total gain on sale of $1,956,694 ($1,606,745 current gain and $349,949 deferred gain).

The general partners believe that the Partnership has the liquidity and capital resources to meet all of its known obligations and commitments.

The cash and cash equivalents position of the Partnership at December 31, 1996 represented approximately $286,062 available for Partnership operations, and approximately $22,394 additionally in bank accounts reserved for tax, insurance and replacements. There were no external sources of liquidity and there are no outstanding capital commitments. The average rate of interest earned on cash deposits was 5%.

Cash Flow and Operations

For the years ended December 31, 1996, 1995 and 1994, the projects generated $103,675, $247,645, and $358,429 of cash from operating activities per the Statements of Cash Flows. The following adjustments should be made to the current year cash flow in order to arrive at an amount which can be compared to the individual project first year pro forma funds from operations as found in the supplements to the prospectus. First, changes in noncash operating assets and liabilities should be adjusted to increase or decrease cash flow to the actual funds generated from operations on an ongoing basis. Second, mortgage debt service payments should be reduced to the anticipated level of mortgage loans as shown on the pro forma statements. Third, cash flow should be reduced for normal operational fixed asset purchases. Finally, on projects sold during the year, cash flow should be annualized to a full year for comparisons to the pro forma.

With the above adjustments, the individual projects generated the following amounts of cash flow as a percent of pro forma:


                                                  Weatherstone    Talisman    Sorrento      Dakota
__________________________________________________________________________________________________
Cash flow from operations                              ($1,557)   ($53,576)   $173,690     $30,102
Changes in current assets and liabilites               (30,918)     11,341      19,834      (7,885)
                                                  ________________________________________________
Subtotal                                               (32,475)    (42,235)    193,524      22,217
Add non pro forma interest payments                                             63,246      33,591
Add non pro forma principal payments                                            13,717       3,734
Less fixed asset purchases                            (118,185)    (40,225)    (18,612)     (3,152)
                                                  ________________________________________________
                                                      (150,660)    (82,460)    251,875      56,390
Annualization factor                                                133.33%     133.33%     240.00%
                                                  ________________________________________________
Annualized                                            (150,660)   (109,947)    335,833      135,336
Pro forma cash flow                                    112,741      82,450     311,181      179,244

Percent of pro forma                                     -134%       -133%        108%          76%


Annualized 1996 total rental property operating revenues of $2,502,824 increased 6.5% from the 1995 total revenue of $2,349,549 and 5.4% over the two years' prior 1994 revenue of $2,373,954. Weatherstone Apartments (the only continuing property) rental revenue increased in 1996 to $960,195, an 18.4% increase from 1995 revenue of $811,042 and an 11.5% increase over its two years' prior 1994 revenue of $861,533. Weatherstone operating expenses during the same periods increased from $837,310 in 1994 and $833,640 in 1995 to $993,107 in 1996, due
largely to increased maintenance and utilities. With the increased income, Weatherstone reduced its cash flow deficit to near break-even in 1996.
Interest income increased from $3,272 in 1995 to $117,738 in 1996, due to investment of sale proceeds prior to distribution to partners. Repair and maintenance costs of $401,541 in 1996 increased approximately $120,000 due primarily to fix-up costs to prepare the rental properties for sale.

Following the sale of the three properties in 1996, the Partnership will only distribute any cash flow from the remaining property or from the installment note payments received in the sale. The Partnership distributed $4,027,107 to limited partners and $395,657 to the General Partner in 1996, primarily from rental property sales proceeds of $6,624,519 (net of debt payments of $1,984,161) and to a lesser extent from cash flow from operations of $103,675. The Partnership distributed $480,435 in 1995, including $247,645 from current operations and $232,790 from excess cash reserves. In 1994 the partnership distributed $734,358, including $358,429 from current year operations and $375,929 from excess cash reserves.

Per $1,000 investment (on the basis of a $1,000 investment made at the inception of the escrow and offering) distributions have been made in the following amounts: escrow period - $58; November 1990 through May 1995 - approximately $18 per quarter; August 1995 through October 1996 - $7.50 per quarter. Distributions total approximately $440 per $1,000 investment since inception. The partial liquidation distribution totalled $448 per $1,000 investment. Limited partners who did not elect to exchange their units should expect to receive additional liquidation distributions from the installment notes and the sale of the fourth property.

Partnership net income (loss), after depreciation, for 1996, 1995 and 1994 were $1,260,603, ($215,148) and ($190,713) respectively; therefore, cash distributions in excess of cumulative net income to date have been a return of capital.

Item 8. The following documents are filed on the pages listed below, as part of Part II, Item 8, of this Report.

                             Document                                      Page
                             --------                                      ----
   1.   Financial Statements and Accountants' Report:

            Independent Auditors' Report                                    F-1

        Financial Statements:
            Balance Sheets as of December 31, 1996 and December 31, 1995    F-2

            Statements of Operations for the years ended December 31, 1996,
            December 31, 1995 and December 31, 1994                         F-3

            Statements of Partners' Capital for the years ended December 31,
            1996, December 31, 1995 and December 31, 1994                   F-3

            Statements of Cash Flows for the years ended December 31,
            1996, December 31, 1995 and December 31, 1994                   F-4

   2.   Notes to the Financial Statements (Notes 1-8)              F-5 thru F-10


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

               DBSI Housing Inc.:
                    Director - Douglas L. Swenson      Age - 48
                    Term of office - February 1980 to present
                    Other positions - President of DBSI Housing Inc. Founded DBSI in 1979.

                    Director - John D. Foster     Age - 56
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Operations Time with firm - 1989 to present

                    Director - Charles E. Hassard      Age - 49
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Finance Time with firm - 1984 to present

                    Director - John Mayeron       Age - 42
                    Term of office - March 1992 to present
                    Other positions - Executive Vice President, Marketing Time with firm - 1990 to present

                    Director - Farrell Bennett    Age - 58
                    Term of office - March 1992 to present
                    Other positions - Vice President, Marketing
                    Time with firm - 1984 to present

                    Director - Walt Mott          Age - 47
                    Term of office - March 1992 to present
                    Other positions - Vice President, Asset Management Time with firm - 1991 to present

               DBSI Realty Partners:
                    Partner - Douglas L. Swenson
                    Age - see above
                    Term of office - May 1989 to present
                    Time with firm - May 1989 to present

          (b)  Identification of executive officers.

               The registrant has two general partners who direct and control the operations of the Partnership. The officers of those two general partners perform functions and tasks for the registrant similar to those of executives. Those individuals are Douglas
               L. Swenson, John D. Foster, and Charles E. Hassard and the ages and other information concerning them are included in Item 10(a) above.

          (c)  Identification of certain significant employees.

               The current principal officers of the Company and the business experience of each in the last five years are as follows:

               Douglas L. Swenson, age 48, is President of the Company and also the founder and current President of the other DBSI companies. Prior to founding the DBSI group of companies, he practiced for three and one-half years as a Certified Public Accountant in Boise, Idaho, with Touche Ross & Co., an international accounting firm, specializing in taxation. In this capacity, he had extensive experience in the analysis of real estate investments including their syndication into limited partnerships. Prior to joining Touche Ross & Co., he was a practicing Certified Public Accountant with Peat, Marwick, Mitchell and Co. in Houston, Texas, beginning in 1972.
               Mr. Swenson is a Certified Public Accountant, a real estate licensee, and a direct placement securities principal in various states and with the National Association of Securities Dealers. He holds a Master of Accountancy degree from Brigham Young University.

               John D. Foster, age 56, is Executive Vice President, Operations of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1989, he was managing partnerships and third-party properties for Paul B. Larsen & Associates in
               Boise, Idaho. He spent seven years with Boise Cascade Corporation as Manager of the Timberland Resources Planning, responsible for optimizing the financial return on a six-million acre timberland base. He has management experience with other Fortune 500 companies and while on active duty with the Navy was responsible for management of all buildings, piers, and grounds of the U.S. Naval Station, San Diego, California. He holds a Bachelor of Science degree from Oklahoma State University and a Master of Business Administration degree from the University of Tulsa.

               Charles E. Hassard, age 49, is Executive Vice President, Finance of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1984, he was a Certified Public Accountant for seven years with Touche Ross & Co. in San Francisco, California, and Boise, Idaho, specializing in taxation. In his position, he had extensive experience in analyzing real estate investments and syndications. Mr. Hassard holds a Master of Accountancy degree from Brigham Young University.

               John Mayeron, age 42, is Executive Vice President, Marketing of the Company and DBSI Housing Inc. With over ten years of experience in the securities industry, his most recent position was with Kavanaugh Securities before joining DBSI in 1990. Mr. Mayeron holds a Bachelor's degree from the University of Oregon in Marketing, International Business and Political Science. He is a member of Phi Beta Kappa and Beta Gamma Sigma.

               Farrell J. Bennett, age 58, is Vice President, Marketing of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1984, he was owner-broker of American Realty Corporation in Boise, Idaho, since 1967. In that position, he analyzed and marketed numerous residential and commercial properties. Mr. Bennett holds the CRB designation, is a licensed real estate broker and a licensed direct placement securities representative. His formal education was at the University of Utah.

               Walt Mott, age 47, is Vice President, Asset Management of the Company and DBSI Housing Inc. Prior to joining the DBSI group of companies in 1991, he was with Boise Cascade Corporation for 14 years where he served as Manager of Timberland Resources Planning. In this capacity, Mr. Mott was responsible for the financial analysis of nearly $400,000,000 in timberlands. He has a background in land sales and acquisitions, as well as experience in finance and accounting. He holds an A.A.S. degree in Computer Science from County College of Morris, a Bachelor's degree from the University of Idaho, a Master's degree emphasizing finance and price theory from the University of Idaho, and a Bachelor's degree in accounting from Boise State University.

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

               See footnote 5 to the financial statements, December 31, 1996 (page F-8).


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               There have been no reports on form 8-K which were filed in the last quarter of the period covered by this report.

               The following documents are filed as part of this report:

               Exhibits required by Item 601:
                                                                       Page of
                                                                      Form 10-K
                                                                      ---------
          (1)  Financial Statements:

                    Independent Auditors' Report                          F-1

                    Balance Sheets as of December 31, 1996
                    and December 31, 1995                                 F-2

                    Statements of Operations for the years ended
                    December 31, 1996, December 31, 1995, and
                    December 31, 1994                                     F-3

                    Statements of Partners' Capital for the years
                    ended December 31, 1996, December 31, 1995, and
                    December 31, 1994                                     F-3

                    Statements of Cash Flows for the years ended
                    December 31, 1996, December 31, 1995, and
                    December 31, 1994                                     F-4

                    Notes to the Financial Statements              F-5 thru F-10

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

DBSI PACIFIC INCOME & GROWTH FUND - II
A Real Estate Limited Partnership


by______________________________________                       Date__________
    Charles E. Hassard, Executive Vice President, Finance of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
    A Real Estate Limited Partnership

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


by______________________________________                       Date__________
    Douglas L. Swenson, President and
    a Member of the Board of Directors
    of DBSI Housing Inc., general partner
    of DBSI PACIFIC INCOME & GROWTH FUND - II
    A Real Estate Limited Partnership


by______________________________________                       Date__________
    Charles E. Hassard, Executive Vice President, Finance and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
    A Real Estate Limited Partnership


by______________________________________                       Date__________
    John D. Foster, Executive Vice President, Operations and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
    A Real Estate Limited Partnership


by______________________________________                       Date__________
    Farrell J. Bennett, Vice President, Marketing and a Member of the Board of Directors of DBSI Housing Inc., general partner of DBSI PACIFIC INCOME & GROWTH FUND - II
    A Real Estate Limited Partnership

     Douglas L. Swenson, John D. Foster, Charles E. Hassard and Farrell J. Bennett constitute a majority in interest of the Board of Directors of DBSI Housing Inc. which is a general partner of the registrant.

INDEPENDENT AUDITORS' REPORT


To the Partners of
  DBSI Pacific Income and Growth Fund - II
  A Real Estate Limited Partnership:


We have audited the accompanying balance sheets of DBSI Pacific Income and Growth Fund - II, A Real Estate Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DBSI Pacific Income and Growth Fund - II,
A Real Estate Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Boise, Idaho
March 14, 1997

                                     DBSI PACIFIC INCOME & GROWTH FUND - II
                                       A REAL ESTATE LIMITED PARTNERSHIP
                                         (an Idaho limited partnership)

                                                 BALANCE SHEETS


                ASSETS                                           December 31, 1996     December 31, 1995
                                                                 _________________     _________________

Rental property (Notes 2 and 3):
        Land                                                           $575,000            $1,527,400
        Buildings and improvements                                    4,540,262            12,461,311
        Furniture and fixtures                                          508,184             1,007,792
                                                                  ________________     _________________
                                                                      5,623,446            14,996,503
        Less accumulated depreciation                                (1,134,148)           (2,372,813)
                                                                  ________________     _________________
                                                                      4,489,298            12,623,690
Cash and cash equivalents                                               286,062                41,572
Accounts receivable                                                      55,635                 7,229
Prepaid expenses                                                                               12,166
Reserves                                                                 22,394                41,010
Tenant security deposits                                                 19,960                84,015
Note receivable (Note 2)                                              3,241,921
Other assets (Note 6)                                                    43,982               118,736
                                                                   _______________     _________________
Total assets                                                         $8,159,252           $12,928,418


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable (Note 5)                                               $55,524               $43,624
Interest payable                                                         54,715                75,466
Property taxes payable                                                                         10,052
Security deposits payable                                                19,960                50,550
Notes payable affiliate (Note 5)                                                              120,500
Mortgages payable (Note 4)                                            6,648,920             8,435,881
Deferred gain on sale of rental property (Note 2)                       349,949
                                                                     _____________        ______________
Total liabilities                                                     7,129,068             8,736,073

Redeemable limited partners' capital (Notes 1 and 7)                    560,762

Partners' capital (Notes 1 and 7)                                       469,422             4,192,345
                                                                    ______________        ______________
Total liabilities and capital                                        $8,159,252           $12,928,418


       The Accompanying Notes are an Integral Part of these Financial Statements

                                          DBSI PACIFIC INCOME & GROWTH FUND - II
                                             A REAL ESTATE LIMITED PARTNERSHIP
                                               (an Idaho limited partnership)

                                                 STATEMENTS OF OPERATIONS


                                                 Year Ended            Year Ended           Year Ended
                REVENUES                      December 31, 1996     December 31, 1995    December 31, 1994
                                              -----------------     ------------------   -----------------
Tenant rent                                         $1,883,575          $2,244,280          $2,289,103
Gain on sale of rental property (Note 2)             1,606,745
Interest income                                        117,738               3,272              14,764
Other income                                           136,267             105,269              84,851
                                                   ____________        ____________        ____________
                                                     3,744,325           2,352,821           2,388,718


                EXPENSES

Interest                                               763,669             811,968             807,051
Depreciation                                           396,742             484,263             476,947
Property tax and insurance                             206,540             223,938             254,219
Maintenance and repairs                                401,541             281,936             316,597
Utilities                                              263,975             279,899             267,328
Administrative                                         166,924             198,457             172,016
Management fees (Note 5)                                82,097             104,058             106,234
On-site manager (Note 5)                               127,480             153,922             142,281
Amortization                                            74,754              29,528              36,758
                                                    ___________         ___________         ___________
                                                     2,483,722           2,567,969           2,579,431
                                                    ___________         ___________         ___________
Net income (loss)                                   $1,260,603          ($ 215,148)         ($ 190,713)

Net income (loss) per unit                             $136.10             ($23.23)            ($20.59)


                                                     STATEMENTS OF PARTNERS' CAPITAL

                                                 Year Ended             Year Ended          Year Ended
                                              December 31, 1996     December 31, 1995    December 31, 1994
                                              -----------------     -----------------    -----------------
Beginning capital                                   $4,192,345          $4,887,928          $5,812,999
Preferred interest transfers                          (533,962)
Distributions                                       (4,422,764)           (480,435)           (734,358)
Net income (loss)                                    1,233,803            (215,148)           (190,713)
                                                   ____________        ____________        ____________
Ending capital                                        $469,422          $4,192,345          $4,887,928

       The Accompanying Notes are an Integral Part of these Financial Statements


                                             DBSI PACIFIC INCOME & GROWTH FUND - II
                                               A REAL ESTATE LIMITED PARTNERSHIP
                                                 (an Idaho limited partnership)

                                                  STATEMENTS OF CASH FLOWS


                CASH FLOWS FROM                     Year Ended          Year Ended             Year Ended
                OPERATING ACTIVITIES            December 31, 1996   December 31, 1995      December 31, 1994
                                                -----------------   -----------------      -----------------
Net income (loss)                                   $1,260,603           ($215,148)          ($190,713)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
        Depreciation and amortization                  471,496             513,791             513,705
        Gain on sale of rental property             (1,606,745)
        Changes in current operating
        assets and liabilities:
                Accounts receivable                    (48,406)              2,635              (2,880)
                Prepaid expenses                        12,166               7,400              (6,139)
                Tenant security deposits                64,055              (7,045)             16,216
                Accounts payable                        11,899             (34,855)             13,689
                Interest payable                       (20,751)              7,754              17,222
                Property taxes payable                 (10,052)              1,645              (8,592)
                Security deposits payable              (30,590)            (28,532)              5,921
                                                      _________           _________           _________
Net cash provided by operating activities              103,675             247,645             358,429

                CASH FLOWS FROM
                INVESTING ACTIVITIES

Rental property purchases                             (180,174)           (102,961)           (397,898)
Decrease in reserves                                    18,616              38,057             124,316
Proceeds from sales of rental properties             6,624,519
Proceeds from principal payments on note receivable      8,079
                                                      _________           _________           _________
Net cash provided by (used in) investing activities  6,471,040             (64,904)           (273,582)


                CASH FLOWS FROM
                FINANCING ACTIVITIES

Decrease (increase) in other assets                                         (4,971)             11,362
Advances from affiliate                                 76,700             120,500
Repayments to affiliate                               (197,200)
Principal payments on mortgages                     (1,786,961)            (70,528)            (59,793)
Distributions to partners                           (4,422,764)           (480,435)           (734,358)
Proceeds from financing                                                                        800,000
                                                     __________           _________          __________
Net cash provided by (used in)
financing activities                                 (6,330,225)          (435,434)             17,211
                                                     ___________          __________        ___________
Net increase (decrease) in
cash and cash equivalents                               244,490           (252,693)            102,058
Cash and cash equivalents at
beginning of period                                      41,572            294,265             192,207
                                                     __________           __________         __________
Cash and cash equivalents at end of period             $286,062            $41,572            $294,265


     In a non cash transaction (not included above), the Partnership received a $3,250,000 installment note from the sale of Talisman Apartments.

[FN]
     The Accompanying Notes are an Integral Part of these Financial Statements

                      DBSI PACIFIC INCOME & GROWTH FUND - II
                        A REAL ESTATE LIMITED PARTNERSHIP
                          (an Idaho limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995, and 1994


NOTE 1.  SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Partnership Organization.

DBSI Pacific Income & Growth Fund - II A Real Estate Limited Partnership, was formed on May 17, 1989 with general partners DBSI Housing Inc., an Idaho corporation, and DBSI Realty Partners, an Idaho general partnership. The Partnership was in the development stage through January 9, 1990 and in the offering stage through December 31, 1991. The business purpose of the Partnership is to acquire and operate leveraged multi-family housing projects in the Western United States. The Partnership Offering Circular disclosed the Partnership's intent to sell or refinance its properties within five to ten years of the original offering date, and to distribute the proceeds to its partners. The Partnership elected to sell the properties, and has consummated sales on three of its four properties and is actively marketing the fourth (See
Note 2). The partnership agreement provides that the Partnership will be dissolved no later than December 31, 2039, unless sooner terminated as provided in the agreement.

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

Before distributing liquidation proceeds available from the sales, the Partnership offered each limited partner an opportunity to exchange their units in the Partnership for a new class of units within the Partnership. Approximately 9.6% ($893,160) of the limited partners voted to exchange their units. The new class offers a tax deferral and a cumulative annual preferred return of 4% through the end of a ten-year period. In addition, the holders of the new class of units have the option to put the units to the Partnership after ten years, for an amount, in cash, equal to their original capital contribution plus any cumulative unpaid return amounts. The value of this put is guaranteed by the General Partner. The General Partner received the rights to future income and liquidation distributions of the limited patners who exchanged their units. The remaining limited partners elected to receive liquidation proceeds under the initial partnership agreement.

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

The estimated fair value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, interest payable, security deposits, notes payable, and mortgages payable approximates their carrying amounts.

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

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires management to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or that management intends to dispose of them. Such assets are required to be adjusted to fair value minus estimated selling costs if the value is less than carrying value minus estimated selling costs. The Partnership's remaining rental property appraised at an amount in excess of net carrying value minus selling costs, therefore no adjustment is considered necessary.

NOTE 2.   SALE OF RENTAL PROPERTIES

The Partnership acquired three properties during 1990; Weatherstone Apartments, an existing 138-unit project located in Silverdale (Kitsap County), Washington; Sorrento View Apartements, an existing 80-unit project, and Dakota Station Apartments, an existing 40-unit project, both located in the Beaverton/Tigard (Portland), Oregon metropolitan area. In October 1991 the Partnership purchased a fourth property, Talisman Apartments, an existing 96-unit project located in Olympia, Washington.

During 1996, the Partnership sold three of the properties to unrelated third parties. Dakota Station and Sorrento View were sold for cash. Talisman was sold for cash and an installment note receivable of $3,250,000, payable in monthly installments of $26,050 including interest at 8.25% until October 1998, monthly installments of $26,050 including interest at 8.50% until October 2000, and monthly installments of $26,345 including interest of 8.75% until November 15, 2001, when the full balance of approximately $2,997,000 is due. The note is collateralized by the Talisman property. The $349,949 portion of the gain related to the proceeds to be received from note payments is deferred and will be recognized on a pro rata basis as payments are received. Gain and proceeds from the sales are as follows:


                                        Dakota Station      Talisman      Sorrento View     Total
                                        --------------     ----------     -------------  -----------
Sale date                                 June 5, 1996   Sept. 27, 1996   Oct. 16, 1996

Sale price                                  $2,080,000     $4,204,243     $4,020,000     $10,304,243
Costs of sale                                 (110,620)      (194,920)      (124,185)       (429,725)
                                            ----------     ----------     ----------     -----------
Proceeds from sale                           1,969,380      4,009,323      3,895,815       9,874,518
Net carrying value at date of sale          (1,525,678)    (3,548,687)    (2,843,459)     (7,917,825)
Deferred gain related to installment note                    (349,949)                      (349,949)
                                            ----------     ----------     ----------     -----------
Gain on property sales recognized in 1996      443,702        110,687      1,052,356       1,606,745
                                            ==========     ==========     ==========     ===========

Proceeds from sale                           1,969,380      4,009,323      3,895,815       9,874,518
Prorations taken from closing                  (38,239)       (48,053)       (61,591)      (147,883)
Note repayment                                (779,341)                     (941,483)     (1,720,824)
Installment note received                                  (3,250,000)                    (3,250,000)
                                            ----------     ----------     ----------     -----------
Net cash at sale date                       $1,151,800     $  711,270     $2,892,741     $ 4,755,811
                                            ==========     ==========     ==========     ===========

Distributions of $3,749,198 to the limited partners and $395,657 to the General Partner (related to exchanged interests - see Note 1) were made on November 1, 1996 from the proceeds. A short-term working capital note of $197,200 due to an affiliate of the General Partner was also paid from the proceeds.

NOTE 3.  RENTAL PROPERTY

The following schedules detail the activity in rental property assets and accumulated depreciation.


                                            Beginning                                Ending
       Rental Property                      Balance      Additions   Disposals      Balance
       --------------------------------------------------------------------------------------

       Land                                 $ 1,527,400                           $ 1,527,400
       Buildings and improvements            12,410,992   $ 50,319                 12,461,311
       Furniture and fixtures                   955,150     52,642                  1,007,792
                                            -------------------------------------------------
       Total year ended December 31, 1995   $14,893,542   $102,961                $14,996,503
                                            =================================================

       Land                                 $ 1,527,400              $  952,400   $   575,000
       Buildings and improvements            12,461,311   $ 28,997    7,950,046     4,540,262
       Furniture and fixtures                 1,007,792    151,177      650,785       508,184
                                            -------------------------------------------------
       Total year ended December 31, 1996   $14,996,503   $180,174   $9,553,231   $ 5,623,446


                                            Beginning                                Ending
       Accumulated Depreciation             Balance      Additions     Disposals    Balance
       ______________________________________________________________________________________
       Buildings and improvements           $1,535,781    $386,123                 $1,921,904
       Furniture and fixtures                  352,770      98,139                    450,909
                                            -------------------------------------------------
       Total year ended December 31, 1995   $1,888,551    $484,262                 $2,372,813
                                            =================================================

       Buildings and improvements           $1,921,904    $309,912   $1,329,171    $  902,645
       Furniture and fixtures                  450,909      86,829      306,235       231,503
                                            -------------------------------------------------
       Total year ended December 31, 1996   $2,372,813    $396,741   $1,635,406    $1,134,148
                                            =================================================

NOTE 4. MORTGAGES PAYABLE

A mortgage payable of $3,875,000 to Pacific First Federal Savings Bank was used in the purchase of Weatherstone Apartments in March, 1990. The balance of $3,756,344 as of December 31, 1996 and $3,779,445 as of December 31, 1995 bears interest at 9.875% and requires monthly payments of $32,942 through April 1, 2000 when the remaining balance of approximately $3,660,621 is due.

In October, 1991, the Partnership purchased Talisman Apartments by executing a mortgage loan in the amount of $3,000,000. The mortgage note in the current amount of $2,892,576 at December 31, 1996, and a balance of $2,918,151 as of December 31, 1995 is held by the State of Washington, State Investment Board, and requires payments of $26,050 monthly with interest charged at 9.875%.
The entire balance of the loan is due in ten years (November, 2001) when the approximate balance will be $2,722,795. The loan is secured by the underlying property which has been sold to a third party (See Note 2). The loan may not be prepaid during the first five years of the loan period. During the second five years of the loan period it may be prepaid subject to the greater of a yield maintenance prepayment penalty or a minimum 2% prepayment penalty.

A first deed of trust loan of approximately $998,000 to Canada Life Assurance Company was in place and required monthly payments of $7,996 with interest at 8.375%, until it was repaid upon the sale of the property on October 16, 1996.

An 8.25% $800,000 loan from Canada Life Assurance Co. secured by the Dakota Station Apartments was obtained on April 28, 1994 to finance six to eighteen additional units at Weatherstone Apartments. The loan was for five years with a 25-year amortization. The loan required monthly payments of $6,308 until it was repaid upon sale of the property on June 5, 1996.


The following schedule details principal payments on outstanding mortgages as of December 31, 1996:


Project          1997      1998      1999       2000      2001      Thereafter      Total
-------------------------------------------------------------------------------------------
Weatherstone   $25,500   $28,135   $31,042   $3,671,667      -0-           -0-   $3,756,344
Talisman        28,218    31,134    34,352       37,593  $41,139    $2,720,140    2,892,576
               ----------------------------------------------------------------------------
               $53,718   $59,269   $65,394   $3,709,260  $41,139    $2,720,140   $6,648,920
               ============================================================================


Interest paid on all debts for cash flow purposes during 1996, 1995, and 1994 was $784,420, $809,570, and $788,218.


NOTE 5.  RELATED PARTY TRANSACTIONS

The Partnership borrowed $197,200 through the second quarter of 1996 from an affiliate of the General Partner. This loan bears interest at the General Partner's bank borrowing rate of prime plus 1.5% (10% as of December 31, 1996). The loan proceeds provided funds for short-term operating cash flow needs of the Seattle area projects and to enable the Partnership to maintain distribution rates following the lower than anticipated operating cash flow from these properties. The note was repaid from proceeds of the Dakota
Station property sale on June 5, 1996.

As described in the partnership agreement, affiliates of the general partner receive compensation and fees in connection with the management of the Projects. Such fees totaled $10,535 for 1996, $104,058 for 1995, and $106,234 for 1994, and were paid to affiliates of general partner DBSI Housing Inc. DBSI Housing Inc. was reimbursed for $187, $153,922, and $142,281 of payroll costs for on-site managers in 1996, 1995, and 1994.

Amounts due to related parties included in Accounts Payable at December 31 were for DBSI Realty Corp. (affiliate of DBSI Housing Inc.), administrative/ office supplies expense as follows: $1,211 for 1996, $1,547 for 1995, and $111 for 1994.

NOTE 6.  OTHER ASSETS

Other assets and accumulated amortization at December 31, 1996 consisted of loan fees of $141,250, less amortization of $97,268.

NOTE 7.  PARTNERS' CAPITAL

The following schedule details the capital activity and allocations between the redeemable limited, limited and general partners during the periods reported:


                              Redeemable                                          Syndication &
                               Limited      Limited     General        Total       Unallocated
                               Partners     Partners    Partners     Allocated      Capital         Total
                               ________   ________________________________________________________________
Balance January 1, 1994                   $7,561,227   $(171,764)   $7,389,463   $(1,576,464)   $5,812,999
Net Loss                                    (186,879)     (3,834)     (190,713)                   (190,713)
Distributions to Partners                   (682,938)    (51,420)     (734,358)                   (734,358)
                                          ________________________________________________________________
Balance December 31, 1994                  6,691,410    (227,018)    6,464,392    (1,576,464)    4,887,928
Net Loss                                    (210,739)     (4,409)     (215,148)                   (215,148)
Distributions to Partners                   (480,435)                 (480,435)                   (480,435)
                                          ________________________________________________________________
Balance December 31, 1995                  6,000,236    (231,427)    5,768,809    (1,576,464)    4,192,345
1996 quarterly distributions                (277,912)                 (277,912)                   (277,912)
Preferred interest transfer    $528,410     (528,410)                 (528,410)                   (528,410)
Liquidating distributions                 (3,749,195)   (395,657)   (4,144,852)                 (4,144,852)
Net income                       26,800    1,116,268     117,535     1,233,803                   1,233,803
Preferred return                  5,552                   (5,552)       (5,552)                     (5,552)
                               --------   -----------------------------------------------------------------
Balance December 31, 1996      $560,762   $2,560,987   ($515,101)   $2,045,886   ($1,576,464)   $  469,422
                               ========   ==========   =========    ==========   ===========    ==========


NOTE 8.  NET INCOME (LOSS) FROM RENTAL PROPERTIES

       The following schedule details separate rental property and partnership operations for the year ended December 31, 1996.


                          _________________________________________________________________________________
                          Weatherstone    Talisman   Sorrento View  Dakota Station
Revenues:                  Apartments    Apartments    Apartments     Apartments   Partnership      Total
                          ---------------------------------------------------------------------------------
Tenant rent                $  873,656      $439,572      $457,635      $112,712                  $1,883,575
Interest income                   437           713           859           554    $  115,175       117,738
Other income                   86,539        17,806        22,854         9,013            55       136,267
Gain on sale of rental property                                                     1,606,745     1,606,745
                           --------------------------------------------------------------------------------
                              960,632       458,091       481,348       122,279     1,721,975     3,744,325

Expenses:

Interest                      371,799       191,550        63,246        33,591       103,483       763,669
Depreciation                  186,469        90,438        93,701        26,134                     396,742
Property tax and insurance     92,385        55,078        44,901        14,176                     206,540
Maintenance and repairs       230,421       102,408        49,295        19,417                     401,541
Utilities                     132,939        61,124        53,898        16,014                     263,975
Administration                 72,006        38,632        23,318         5,544        27,424       166,924
Management fees                33,752        16,912        24,037         7,396                      82,097
On-site manager                59,805        34,622        29,129         3,924                     127,480
Amortization                                                                           74,754        74,754
                           --------------------------------------------------------------------------------
                            1,179,576       590,764       381,525       126,196       205,661     2,483,722
                           --------------------------------------------------------------------------------
Net income (loss)          ($ 218,944)    ($132,673)     $ 99,823      ($ 3,917)   $1,516,314    $1,260,603
                           ================================================================================
